Form 10-Q
period 1995-10-31
TNR TECHNICAL INC
filed 1995-12-15
CIK 723615

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

 [X]              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended October 31, 1995

                                       OR

 [ ]          TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from          to
                                              --------    --------
Commission File Number:  0-13011
--------------------------------

                               TNR TECHNICAL, INC.
                 -----------------------------------------------
             (Exact name of Registrant as specified in its charter)

          New York                                        11-2565202
---------------------------                 ------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

279 Douglas Avenue
Suite 1112
Altamonte Springs, Florida                                              32714
---------------------------------------                              -----------
(Address of principal executive offices)                             (Zip  Code)

Registrant's telephone number,
including area code:                                              (407) 682-4311
                                                                  --------------


                                      None
--------------------------------------------------------------------------------
         (Former name, former address and former fiscal year if changed since last report)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  x .   No    .
                                   ---       ---

262,422 Common Shares, $.0001 par value were issued and outstanding at October
--------------------------------------------------------------------------------
31, 1995.
---------

                               TNR TECHNICAL, INC.


                                      INDEX




                                                                            Page
                                                                          Number
                                                                          ------

PART I.  FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Balance Sheets
                 October 31, 1995 (Unaudited)                                3-4
                 and July 31, 1995

               Statements of Operations
                 Three Months ended
                 October 31, 1995 and
                 October 31, 1994 (Unaudited)                                  5

               Statements of Cash Flows
                 Three Months ended October 31, 1995
                 and October 31, 1994 (Unaudited)                              6

               Notes to Financial Statements (Unaudited)                       7


     Item 2.   Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                                  8-9


PART II.  OTHER INFORMATION                                                    9


SIGNATURES                                                                    10

                                 TNR TECHNICAL, INC.
                                    BALANCE SHEETS

                                         ASSETS

                                                         July 31,              October 31,
                                                          1995                    1995
                                                                              (Unaudited)
                                                       -----------            -----------
Current assets:
  Cash and cash equivalents                            $   100,298               105,667
  Short-term investments                                   507,863               512,276
  Accounts receivable - trade, less allowance
    for doubtful accounts                                  380,302               424,119
  Inventories                                              715,438               802,720
  Prepaid expenses and other current assets                  5,842                 3,682
                                                        ----------            -----------
        Total current assets                             1,709,743             1,848,464

Deferred income taxes                                      250,000               236,500
Property and equipment, at cost, net of accumulated
  depreciation and amortization                             56,877                52,962

Deposits                                                     5,991                 5,991
                                                        ----------            -----------
                                                        $2,022,611             2,143,917
                                                        ----------            -----------
                                                        ----------            -----------

See accompanying notes to financial statements

                                                                     (Continued)

                                 TNR TECHNICAL, INC.
                              BALANCE SHEETS, CONTINUED

                        LIABILITIES AND SHAREHOLDERS' EQUITY


                                                         July 31,              October 31,
                                                          1995                    1995
                                                                              (Unaudited)
                                                       -----------            -----------
Current liabilities:
  Accounts payable                                    $   220,038                272,681
  Accrued expenses and taxes                               48,157                 59,086
                                                       -----------            -----------
      Total current liabilities                           268,195                331,767
                                                       -----------            -----------

Shareholders' equity:
  Common stock - $.02 par value, authorized 500,000
    shares; issued 301,581 shares                           6,032                  6,032
  Additional paid in capital                            2,640,001              2,640,001
  Retained earnings                                      (697,347)              (639,613)
  Treasury stock, 39,159 shares at cost                  (194,270)              (194,270)
                                                       -----------            -----------
      Total shareholders' equity                        1,754,416              1,812,150
                                                       -----------            -----------

                                                       $2,022,611              2,143,917
                                                       -----------            -----------
                                                       -----------            -----------

See accompanying notes to financial statements

                                 TNR TECHNICAL, INC.
                              STATEMENTS OF OPERATIONS

                                                             Three Months Ended
                                                                 October 31,
                                                          1995                    1994
                                                       (Unaudited)            (Unaudited)
                                                       -----------            -----------
Revenues:
  Net sales                                            $  931,745                 816,320
  Interest                                                  7,375                   6,095
                                                       -----------            -----------

                                                          939,120                 822,415
                                                       -----------            -----------

Costs and expenses:
  Cost of goods sold                                      670,973                 612,608
  Selling, general and administrative                     192,913                 185,763
                                                       -----------            -----------

                                                          863,886                 798,371
                                                       -----------            -----------

Income before income taxes                                 75,234                  24,044

Provision for income taxes                                 17,500                     -
                                                       -----------            -----------

Net income                                              $  57,734                  24,044
                                                       -----------            -----------
                                                       -----------            -----------

Net income per common share                             $     .22                     .09
                                                       -----------            -----------
                                                       -----------            -----------

Weighted average number of shares outstanding             262,422                 262,422
                                                       -----------            -----------
                                                       -----------            -----------


See accompanying notes to financial statements

                                 TNR TECHNICAL, INC.

                               STATEMENT OF CASH FLOWS

                                                             Three Months Ended
                                                                 October 31,
                                                          1995                    1994
                                                       (Unaudited)            (Unaudited)
                                                       -----------            -----------
Cash flows from operating activities
  Net income                                            $   57,734                 24,044
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                          4,800                  3,258
      Deferred income taxes                                 13,500                     -
      Changes in operating assets and liabilities:
        Accounts receivable                                (43,817)                32,668
        Inventories                                        (87,282)                18,648
        Prepaid expenses and other assets                    2,160                 (5,358)
        Accounts payable and accrued expenses               63,572                 52,577
                                                       -----------            -----------

        Net cash provided by operating activities           10,667                125,837
                                                       -----------            -----------

Cash flows from investing activities
  Increase in short-term investments                        (4,413)              (290,012)
  Purchase of property and equipment                          (885)                (1,395)
                                                       -----------            -----------

        Net cash used in investing activities               (5,298)              (291,407)
                                                       -----------            -----------

        Increase (decrease) in cash and cash
          equivalents                                        5,369               (165,570)

  Cash and cash equivalents - Beginning of period          100,298                353,804
                                                       -----------            -----------

  Cash and cash equivalents - End of period             $  105,667                188,234
                                                       -----------            -----------
                                                       -----------            -----------

See accompanying notes to financial statements

                                 TNR TECHNICAL, INC.

                            NOTES TO FINANCIAL STATEMENTS

(1) PRESENTATION OF UNAUDITED FINANCIAL STATEMENTS

    The unaudited financial statements have been prepared in accordance with rules of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. The information furnished, in the opinion of management, reflects all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows for the three-month periods ended October 31, 1995 and 1994. The results of operations are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole.

(2) SALES TO MAJOR CUSTOMERS

    During the three months ended October 31, 1995 and 1994, no customer accounted for more than 10% of total revenues.

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

     Working capital amounted to $1,516,697 at October 31, 1995 as compared to $1,441,548 at July 31, 1995. Cash and short term investments amounted to $617,943 at October 31, 1995 as compared to $608,161 at July 31, 1995. As more fully described under the Company's Statements of Cash Flows" in the accompanying financial statements, net cash provided by operating activities for the three months ended October 31, 1994 and 1995 was $125,837 and $10,667 respectively. For the three months ended October 31, 1994, the cash flow from operating activities was due to the Company's net income plus an increase in accounts payable and accrued expenses together with a decrease in accounts receivable and inventories. For the three months ended October 31, 1995, the cash flow from operating activities was primarily due to the Company's net income and increases in accounts payable and accrued expenses and deferred income taxes partially offset by increases in accounts receivable and inventories. During the three months ended October 31, 1994 and 1995, net cash was used in investing activities due to the purchase of short term investments and property and equipment.

     The Company's short term and long term liquidity needs have been satisfied from internal sources including cash from operations and amounts available from the Company's working capital. During the balance of fiscal 1996 and on a long term basis, management expects this trend to continue. There are no material commitments for capital expenditures or any long term credit arrangements.

RESULTS OF OPERATIONS

     Net sales for the three months ended October 31, 1995 were $931,745, an increase of $115,425 or approximately 14% from the comparable period of the prior year. During the three months ended October 31, 1995 and October 31, 1994, no customer accounted for more than 10% of total revenues. The increase in sales for the three months ended October 31, 1995 was primarily due to increases in sales to existing and new customers. The Company's gross margin for the three months ended October 31, 1995 increased by approximately 3.0% as compared to the comparable period of the prior year due to changes in the mix of product sales, increased prices and improved purchasing.

     Operating (selling, general and administrative) expenses, when expressed as a percentage of net sales decreased from 22.8% for the three months ended
October 31, 1994 to 20.7% for the three months ended October 31, 1995.   The
decrease was due to a reduction in advertising costs from that of the comparable prior period. During the past three years and the three months ended October 31, 1995, the Company did not charge its operations with any research and development costs.

     Net income for the three months ended October 31, 1995 and 1994 was $57,734 and $24,044, respectively.

     Management of TNR Technical, Inc. has received a number of comments from its odd lot stockholders regarding the costs associated with any sale of their odd lots. Further, Management would like to reduce TNR's expense of maintaining mailings to odd lot holders. Accordingly, TNR will from time-to-time privately purchase from odd lot holders of its common stock, such odd lots (i.e. 99 shares or less) from its stockholders of record on December 15, 1995 so long as such purchases would not have the effect of reducing TNR's record holders to 500 or less. The purchase price to be paid will be based upon the closing asked price on the NASD electronic bulletin board of TNR's Common Stock for the preceding trading day. Stockholders will not be permitted to breakup their stockholdings into odd lots and stockholders or their legal representatives must affirm to TNR that the odd lot shares submitted for payment represent the stockholder's entire holdings and that such holdings do not exceed 99 shares. (This offer shall be open to all odd lot beneficial holders even those held in street or nominee name so long as the proper representations can be obtained satisfactory to TNR that the shares are odd lot shares, were owned by the beneficial stockholder as of December 15, 1995 and represent such stockholder's entire holdings of TNR).
This offer will not be valid in those states or jurisdictions where such offer or sale would be unlawful.



                           PART II - OTHER INFORMATION



Item 1.   LEGAL PROCEEDINGS:       None

Item 2.   CHANGES IN SECURITIES:   None

Item 3.   DEFAULTS UPON SENIOR SECURITIES:   None

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

          None

Item 5.   OTHER INFORMATION:       None

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K:

          (a)  Exhibits

               11 Earnings per share - included in the Statements of Operations

               27   Financial Data Schedule

          (b) During the quarter ended October 31, 1995 no report on Form 8-K was filed or required to be filed.

                               TNR TECHNICAL, INC.



                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                       TNR TECHNICAL, INC.
                              ------------------------------------
                                        (Registrant)




Dated: December 13, 1995
                              /s/ Jerrold Lazarus
                              ------------------------------------
                              Jerrold Lazarus (Chairman of the
                              Board, Chief Executive Officer,
                              Chief Accounting and Financial
                              Officer and Treasurer)