Form 10-Q
period 1996-01-31
TNR TECHNICAL INC
filed 1996-03-15
CIK 723615

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-Q

 [X]                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

                        For the quarter ended January 31, 1996

                                          OR

 [ ]             TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ________ to ________

Commission File Number:  0-13011
--------------------------------

                                 TNR TECHNICAL, INC.
                ------------------------------------------------
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

262,422 COMMON SHARES, $.0001 PAR VALUE WERE ISSUED AND OUTSTANDING AT JANUARY 31, 1996.

                                 TNR TECHNICAL, INC.


                                        INDEX



                                                                           Page
                                                                          Number
                                                                          ------

PART I.  FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Balance Sheets
                 January 31, 1996 (Unaudited)                                3-4
                 and July 31, 1995

               Statements of Operations
                 Three and Six Months ended
                 January 31, 1996 and
                 January 31, 1995 (Unaudited)                                  5

               Statements of Cash Flows
                 Six Months ended January 31, 1996
                 and January 31, 1995 (Unaudited)                              6

               Notes to Financial Statements (Unaudited)                       7


     Item 2.   Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                                  8-9


PART II.  OTHER INFORMATION                                                    9


SIGNATURES                                                                    10

                                 TNR TECHNICAL, INC.

                                    BALANCE SHEETS



                                        ASSETS



                                                          July 31,   January 31,
                                                          1995          1996
                                                                     (Unaudited)
                                                     ---------------------------
Current assets:
  Cash and cash equivalents                         $    100,298       136,718
  Short-term investments                                 507,863       512,713
  Accounts receivable - trade, less allowance
    for doubtful accounts                                380,302       472,871
  Inventories                                            715,438       646,251
  Prepaid expenses and other current assets                5,842        26,763
                                                     ------------     ---------

     Total current assets                              1,709,743     1,795,316

Deferred income taxes                                    250,000       223,000
Property and equipment, at cost, net of accumulated
  depreciation and amortization                           56,877        49,037

Deposits                                                   5,991         5,991
                                                     ------------     ---------

                                                    $  2,022,611     2,073,344
                                                     ------------    ----------
                                                     ------------    ----------


                                                                     (Continued)

                                 TNR TECHNICAL, INC.

                         LIABILITIES AND SHAREHOLDERS' EQUITY


                                                         July 31,    January 31,
                                                          1995          1996
                                                                     (Unaudited)
                                                      -------------------------
Current liabilities:
   Accounts payable                                  $   220,038       177,691
   Accrued expenses and taxes                             48,157        56,247
                                                      -----------     ---------

 Total current liabilities                               268,195       233,938
                                                      -----------     ---------

Shareholders' equity:
  Common stock - $.02 par value, authorized 500,000
   shares; issued 301,581 shares                           6,032         6,032
  Additional paid in capital                           2,640,001     2,640,001
  Retained earnings                                     (697,347)     (612,357)
  Treasury stock;  39,159 shares at cost                (194,270)     (194,270)
                                                      -----------     ---------

    Total shareholders' equity                         1,754,416     1,839,406
                                                      -----------     ---------

                                                     $ 2,022,611     2,073,344
                                                      -----------    ----------
                                                      -----------    ----------

See accompanying notes to financial statements.

                                 TNR TECHNICAL, INC.

                               STATEMENTS OF OPERATIONS

                                                          Three Months Ended             Six Months Ended
                                                              January 31,                   January 31,
                                                          1996           1995           1996           1995
                                                      (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
                                                   -----------------------------------------------------------
Revenues:
  Net sales                                           $  951,003        888,053      1,882,748      1,704,373
  Interest                                                 7,570          9,409         14,945         15,504
                                                       ---------     ---------      ---------      ----------

                                                         958,573        897,462      1,897,693      1,719,877
                                                       ---------      ---------      ---------     ----------

Costs and expenses:
  Cost of goods sold                                     701,488        667,823      1,372,461      1,280,431
  Selling, general and administrative                    214,029        221,480        406,942        407,243
                                                       ---------      ---------      ---------     ----------

                                                         915,517        889,303      1,779,403      1,687,674
                                                       ---------      ---------      ---------     ----------

Income before income taxes                                43,056          8,159        118,290         32,203

Provision for income taxes                                15,800              -         33,300              -
                                                       ---------      ---------      ---------     ----------

Net income                                            $   27,256          8,159         84,990         32,203
                                                       ---------      ---------      ---------     ----------
                                                       ---------      ---------      ---------     ----------

Net income per common share                           $      .10            .03            .32            .12
                                                       ---------      ---------      ---------     ----------
                                                       ---------      ---------      ---------     ----------

Weighted average number of shares outstanding            262,422        262,422        262,422        262,422
                                                       ---------      ---------      ---------     ----------
                                                       ---------      ---------      ---------     ----------


See accompanying notes to financial statements.

                                 TNR TECHNICAL, INC.

                               STATEMENTS OF CASH FLOWS


                                                                  Six Months Ended
                                                                     January 31,
                                                                  1996         1995
                                                               (Unaudited)  (Unaudited)
                                                            ----------------------------
Cash flows from operating activities
  Net income                                                  $    84,990        32,203
  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization                                 9,600          6,516
     Deferred income taxes                                        27,000            -
     Changes in operating assets and liabilities:
        Accounts receivable                                      (92,569)       (41,141)
        Inventories                                               69,187        (53,815)
        Prepaid expenses and other assets                        (20,921)       (12,025)
        Accounts payable and accrued expenses                    (34,257)        54,602
                                                               ---------     ----------
        Net cash provided by (used in)
         operating activities                                     43,030        (13,660)
                                                               ---------     ----------
Cash flows from investing activities
  Increase in short-term investments                              (4,850)      (297,056)
  Purchase of property and equipment                              (1,760)       (19,197)
                                                               ---------     ----------

        Net cash used in investing activities                     (6,610)      (316,253)
                                                               ---------     ----------

        Increase (decrease) in cash and cash equivalents          36,420       (329,913)

Cash and cash equivalents - Beginning of period                  100,298        353,804
                                                               ---------     ----------

Cash and cash equivalents - End of period                     $  136,718         23,891
                                                               ---------     ----------
                                                               ---------     ----------

See accompanying notes to financial statements.

                                 TNR TECHNICAL, INC.

                            NOTES TO FINANCIAL STATEMENTS


(1) PRESENTATION OF UNAUDITED FINANCIAL STATEMENTS

    The unaudited financial statements have been prepared in accordance with rules of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. The information furnished, in the opinion of management, reflects all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of January 31, 1996, and results of operations and cash flows for the three and six month periods ended January 31, 1996 and 1995. The results of operations are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole.


(2) SALES TO MAJOR CUSTOMERS

    During the six months ended January 31, 1996 and 1995, no customer accounted for more than 10% of total revenues.

             Management's Discussion and Analysis of Financial Condition
                              and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

    Working capital amounted to $1,561,378 at January 31, 1996 as compared to $1,441,548 at July 31, 1995. Cash and short term investments amounted to $649,431 at January 31, 1996 as compared to $608,161 at July 31, 1995. As more fully described under the Company's statements of cash flows in the accompanying financial statements, net cash provided by (used in) operating activities for the six months ended January 31, 1996 and 1995 was $43,030 and ($13,660), respectively. For the six months ended January 31, 1996, cash was provided by operating activities due to the Company's net income and decreases in inventories partially offset by increases in receivables and prepaid expenses and decreases in payables and accrued expenses. For the six months ended January 31, 1995, cash was used in operating activities as a result of increases in inventories, accounts receivables and prepaid expenses partially offset by the Company's net income and increases in payables and accrued expenses. During the six months ended January 31, 1996 and 1995, net cash was used in investing activities due to purchases of property and equipment and increases in short term investments.

    The Company's short term and long term liquidity needs have been satisfied from internal sources including cash from operations and amounts available from the Company's working capital. During the balance of fiscal 1996 and on a long term basis, management expects this trend to continue. There are no material commitments for capital expenditures or any long term credit arrangements.

RESULTS OF OPERATIONS

    Net sales for the three months ended January 31, 1996 were $951,003, an increase of $62,950 or approximately 7% from the comparable period of the prior year. During the six months ended January 31, 1996, net sales were $1,882,748, an increase of $178,375 or approximately 10% from the comparable period of the prior year. During the three months ended January 31, 1996 and January 31, 1995, no customer accounted for more than 10% of total revenues. The increase in sales for the three and six months ended January 31, 1996 was primarily due to increases in sales to existing and new customers. The Company's gross margin for the three and six months ended January 31, 1996 increased by approximately 1.4% and 2.2%, respectively, as compared to the comparable periods of the prior year due to changes in the mix of product sales, increased prices and improved purchasing.


    Operating (selling, general and administrative) expenses, when expressed as a percentage of net sales decreased approximately 2% for the three and six months ended January 31, 1996 from the comparable periods of the prior year. The decrease was due primarily to a reduction in advertising costs from that of the comparable prior period. During the past three years and the three months ended January 31, 1996, the Company did not charge its operations with any research and development costs.

    Net income for the three months ended January 31, 1996 was $27,256 as
compared to $8,159 for the comparable period of the prior year.   Net income for
the six months ended January 31, 1996 was $84,990 as compared to $32,203 for the comparable period of the prior year.

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

Item 5.  OTHER INFORMATION:       None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K:

         (a)  Exhibits

              11 Earnings per share - included in the Statements of Operations

              27   Financial Data Schedule

         (b) During the quarter ended January 31, 1996 no report on Form 8-K was filed or required to be filed.


                                 TNR TECHNICAL, INC.



                                      SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                TNR TECHNICAL, INC.

                                       ---------------------------------------
                                                  (Registrant)




Dated: March 11, 1996
                                       /s/ Jerrold Lazarus
                                       ---------------------------------------
                                       Jerrold Lazarus (Chairman of the
                                       Board, Chief Executive Officer,
                                       Chief Accounting and Financial
                                       Officer and Treasurer)