Form 10-Q
period 1996-04-30
TNR TECHNICAL INC
filed 1996-06-14
CIK 723615

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

 [X]              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended April 30, 1996

                                       OR

 [ ]          TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

Commission File Number:  0-13011
- --------------------------------

                               TNR TECHNICAL, INC.
                 -----------------------------------------------
             (Exact name of Registrant as specified in its charter)

          New York                                         11-2565202
- ---------------------------                   ---------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

301 Central Park Drive
Sanford , Florida                                                        32771
- ------------------------------                                       ----------
(Address of principal executive offices)                             (Zip  Code)

Registrant's telephone number,
including area code:                                              (407) 321-3011
                                                                  --------------


           279 Douglas Avenue, Suite 1112, Altamonte Springs, FL  32714
- --------------------------------------------------------------------------------
               (Former name, former address and former fiscal year
                          if changed since last report)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  x     No    .
                                  ----       ---

262,422 COMMON SHARES, $.0001 PAR VALUE WERE ISSUED AND OUTSTANDING AT APRIL 30, 1996.

                               TNR TECHNICAL, INC.


                                      INDEX




                                                                            Page
                                                                          Number
                                                                          ------


PART I.  FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Balance Sheets
                 April 30, 1996 (Unaudited)                                  3-4
                 and July 31, 1995

               Statements of Operations
                 Three and Nine Months ended
                 April 30, 1996 and
                 April 30, 1995 (Unaudited)                                    5

               Statements of Cash Flows
                 Nine Months ended April 30, 1996
                 and April 30, 1995 (Unaudited)                                6

               Notes to Financial Statements (Unaudited)                       7


     Item 2.   Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                                  8-9


PART II.  OTHER INFORMATION                                                    9


SIGNATURES                                                                    10

                               TNR TECHNICAL, INC.

                                 BALANCE SHEETS



                                     ASSETS




                                                      July 31,      April 30,
                                                       1995            1996
                                                                   (Unaudited)
                                                -------------------------------
 Current assets:
    Cash and cash equivalents                      $    100,298         441,035
    Short-term investments                              507,863         343,875
    Accounts receivable - trade, less allowance
       for doubtful accounts                            380,302         406,121
    Inventories                                         715,438         508,147
    Prepaid expenses and other current assets             5,842          20,766
                                                   ------------      ----------

       Total current assets                           1,709,743       1,719,944

 Deferred income taxes                                  250,000         199,000
 Property and equipment, at cost, net of
      accumulated depreciation and amortization          56,877          52,186


 Deposits                                                 5,991           5,991
                                                     ----------      ----------

                                                   $  2,022,611       1,977,121
                                                     ----------      ----------
                                                     ----------      ----------


                                                                  (Continued)

                               TNR TECHNICAL, INC.

                      LIABILITIES AND SHAREHOLDERS' EQUITY




                                                      July 31,       April 30,
                                                        1995           1996
                                                                    (Unaudited)
                                             ----------------------------------
 Current liabilities:
    Accounts payable                               $    220,038          58,299
    Accrued expenses and taxes                           48,157          36,310
                                                    -----------     -----------

       Total current liabilities                        268,195          94,609
                                                    -----------     -----------

 Shareholders' equity:
    Common stock - $.02 par value, authorized
       500,000 shares; issued 301,581 shares              6,032           6,032

    Additional paid in capital                        2,640,001       2,640,001
    Retained earnings                                  (697,347)       (569,251)
    Treasury stock;  39,159 shares at cost             (194,270)       (194,270)
                                                    -----------     -----------

       Total shareholders' equity                     1,754,416       1,882,512
                                                    -----------     -----------

                                                 $    2,022,611       1,977,121
                                                    -----------     -----------
                                                    -----------     -----------


See accompanying notes to financial statements.

                               TNR TECHNICAL, INC.

                            STATEMENTS OF OPERATIONS

                                                                       Three Months Ended                   Nine Months Ended
                                                                            April 30,                           April 30,
                                                                      1996          1995                  1996               1995
                                                                 (Unaudited)        (Unaudited)        (Unaudited)       (Unaudited)
                                                             -----------------------------------------------------------------------
 Revenues:
    Net sales                                                   $    942,930           989,845          2,825,678         2,694,218
    Interest                                                           6,721            10,357             21,666            25,861
                                                                  ----------        ----------        -----------       -----------

                                                                     949,651         1,000,202          2,847,344         2,720,079
                                                                  ----------        ----------        -----------       -----------

 Costs and expenses:
    Cost of goods sold                                               685,587           739,576          2,058,048         2,020,007
    Selling, general and administrative                              193,358           190,825            600,300           598,068
                                                                  ----------        ----------        -----------       -----------

                                                                     878,945           930,401          2,658,348         2,618,075
                                                                  ----------        ----------        -----------       -----------

 Income before income taxes                                           70,706            69,801            188,996           102,004

 Provision for income taxes                                           27,600             5,000             60,900             5,000
                                                                  ----------        ----------        -----------       -----------

 Net income                                                     $     43,106            64,801            128,096            97,004
                                                                  ----------        ----------        -----------       -----------
                                                                  ----------        ----------        -----------       -----------

 Net income per common share                                    $        .16               .25                .49               .37
                                                                  ----------        ----------        -----------       -----------
                                                                  ----------        ----------        -----------       -----------

 Weighted average number of shares outstanding                       262,419           262,419            262,419           262,419
                                                                  ----------        ----------        -----------       -----------
                                                                  ----------        ----------        -----------       -----------


See accompanying notes to financial statements.

                               TNR TECHNICAL, INC.

                            STATEMENTS OF CASH FLOWS



                                                          Nine Months Ended
                                                                April 30,
                                                           1996         1995
                                                       (Unaudited)   (Unaudited)
                                                   -----------------------------

 Cash flows from operating activities
   Net income                                     $     128,096          97,004
   Adjustments to reconcile net income
     to net cash provided by operating
     activities:
       Depreciation and amortization                     16,395           9,774
       Deferred income taxes                             51,000             -
       Changes in operating assets
         and liabilities:
       Accounts receivable                              (25,819)        (99,582)
       Inventories                                      207,291        (114,251)
       Prepaid expenses and other assets                (14,924)          7,754
       Accounts payable and accrued expenses           (173,586)        138,526
                                                    -----------      ----------

       Net cash provided by operating activities        188,453          39,225
                                                    -----------      ----------

 Cash flows from investing activities
   Reduction (increase) in short-term investments       163,988        (128,006)
   Purchase of property and equipment                   (11,704)        (28,472)
                                                   -----------      ----------

       Net cash provided by (used in)
          investing activities                          152,284        (156,478)
                                                    -----------      ----------


       Increase (decrease) in cash and cash             340,737        (117,253)
          equivalents

 Cash and cash equivalents - Beginning of period        100,298         353,804
                                                    -----------      ----------

 Cash and cash equivalents - End of period       $      441,035         236,551
                                                    -----------      ----------
                                                    -----------      ----------


See accompanying notes to financial statements.

                               TNR TECHNICAL, INC.

                          NOTES TO FINANCIAL STATEMENTS


(1)  PRESENTATION OF UNAUDITED FINANCIAL STATEMENTS

     The unaudited financial statements have been prepared in accordance with rules of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. The information furnished, in the opinion of management, reflects all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of April 30, 1996, and results of operations and cash flows for the three and nine month periods ended April 30, 1996 and 1995. The results of operations are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole.


(2)  SALES TO MAJOR CUSTOMERS

     During the nine months ended April 30, 1996 and 1995, no customer accounted for more than 10% of total revenues.

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

     Working capital amounted to $1,625,335 at April 30, 1996 as compared to $1,441,548 at July 31, 1995. Cash and short term investments amounted to $784,910 at April 30, 1996 as compared to $608,161 at July 31, 1995. As more fully described under the Company's statements of cash flows in the accompanying financial statements, net cash provided by operating activities for the nine months ended April 30, 1996 and 1995 was $188,453 and $39,225, respectively.
For the nine months ended April 30, 1996, cash was provided by operating activities due to the Company's net income and decreases in inventories partially offset by increases in receivables and decreases in payables and accrued expenses. For the nine months ended April 30, 1995, cash was provided by operating activities due to the Company's net income and increases in payables and accrued expenses partially offset by increases in accounts receivables and inventories. During the nine months ended April 30, 1996, net cash was provided by investing activities as a result of reductions in short-term investments partially offset by purchases of property and equipment.
During the nine months ended April 30, 1995, net cash was used in investing activities due to increases in short term investments and purchases of property and equipment.

     The Company's short term and long term liquidity needs have been satisfied from internal sources including cash from operations and amounts available from the Company's working capital. During the balance of fiscal 1996 and on a long term basis, management expects this trend to continue. There are no material commitments for capital expenditures or any long term credit arrangements.

RESULTS OF OPERATIONS

     Net sales for the three months ended April 30, 1996 were $942,930 a decrease of $46,915 or approximately 5% from the comparable period of the prior year. Such decrease was due to decreaes in volume. During the nine months ended April 30, 1996, net sales were $2,825,678, an increase of $131,460 or approximately 5% from the comparable period of the prior year. Such increase was due to increases in sales to existing and new customers. During the three months ended April 30, 1996 and April 30, 1995, no customer accounted for more than 10% of total revenues. The Company's gross margin for the three and nine months ended April 30, 1996 increased by approximately 2% for each period as compared to the comparable periods of the prior year due to changes in the mix of product sales, increased prices and improved purchasing.

     Operating (selling, general and administrative) expenses, when expressed as a percentage of net sales increased approximately 1% for the three months ended April 30, 1996 from the comparable period of the prior year due to decreased sales with operating costs remaining relatively constant. Operating expenses, when expressed as a percentage of net sales decreased approximately 1% for the nine months ended April 30, 1996 from the comparable period of the prior year due to increased sales with operating costs remaining relatively constant. During the past three years and the three months ended April 30, 1996, the Company did not charge its operations with any research and development costs.

     Net income for the three months ended April 30, 1996 was $43,106 as
compared to $64,801 for the comparable period of the prior year.   Net income
for the nine months ended April 30, 1996 was $128,096 as compared to $97,004 for the comparable period of the prior year.

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

Item 5.   OTHER INFORMATION:       None

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K:

          (a)  Exhibits

               11 Earnings per share - included in the Statements of Operations

               27   Financial Data Schedule

          (b) During the quarter ended April 30, 1996 no report on Form 8-K was filed or required to be filed.

                               TNR TECHNICAL, INC.



                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                       TNR TECHNICAL, INC.

                              ----------------------------------
                                          (Registrant)




Dated: June 14, 1996
                              /s/ Jerrold Lazarus
                              -----------------------------------
                              Jerrold Lazarus (Chairman of the
                              Board, Chief Executive Officer,
                              Chief Accounting and Financial
                              Officer and Treasurer)