Form 10-K405
period 1996-07-31
TNR TECHNICAL INC
filed 1996-10-08
CIK 723615

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

 {X}            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
               THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                    For the fiscal year ended July 31, 1996
                    ---------------------------------------
                                       OR
 { } TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

Commission File Number: 0-13011
-------------------------------

                              TNR TECHNICAL, INC.
                   ---------------------------------------
             (Exact name of Registrant as specified in its charter)

            New York                                 11-2565202
 ------------------------------                ----------------------
   (State of jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                Identification Number)

301 Central Park Drive
Sanford, Florida                                              32771
--------------------------------                         ------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number,
including area code:                                   (407) 321-3011
                                                       --------------

Securities registered pursuant to Section 12(b) of the Act:

                                      None
-------------------------------------------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.02 Par Value

-------------------------------------------------------------------------------

                                (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X. No ___.

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K [x].

         As of September 16, 1996, the number of shares held by non-affiliates was approximately 155,000 shares. Due to the limited market for the Company's Common Stock, no value has been attributed to the shares held by non-affiliates.

         The number of shares outstanding of the issuer's Common Stock, as of September 16, 1996 was 262,437.

                                     PART I
Item 1.       Business

General

         TNR Technical, Inc. (the "Company") was incorporated on October 4, 1979 under the laws of the State of New York. The Company designs, assembles and markets high technology batteries, multi-cell battery packs and rechargeable power supplies to a variety of industrial markets. The Company is an authorized distributor for several major battery manufacturers, which products are distributed nationally by Company and are sold at its retail store. The Company's business is carried out at its facility in Sanford, Florida.

Industrial and Distribution Programs

         The Company is an authorized distributor of (1) nickel-cadmium and sealed lead-acid batteries and (ii) lithium cells and batteries manufactured by Saft America, Powersonic Battery, Varta Battery, Yuasa, Duracell, Renata, GP Battery, Eveready Battery, Sony and Sanyo Energy. As an authorized distributor, the Company purchases cells, assembles them into battery packs and maintains an inventory for resale. The Company sells its battery cells and/or battery packs to the industrial users and wholesalers without geographical limitation and on a non-exclusive basis. The Company also designs and assembles battery packs to customers' specifications. The Company's batteries supply portable power for tools, instruments, medical equipment, communications equipment, photography, radios and remote control airplanes, video recorders, lighting, toys and cellular telephones. The Company's batteries supply standby power for electronic equipment, computer memories, emergency lighting, fire and burglar alarms, electronic cash registers, logic systems, medical instruments and communications systems.

         Sales under industrial and distribution programs accounted for substantially all of the Company's total revenues during the Company's past three fiscal years and no one customer accounted for 10% or more of the Company's total revenues during these years except during fiscal 1994, one customer accounted for approximately 13% of total revenues. At July 31, 1996 and 1995, the Company had no significant backlog.

Retail Program

         The Company has a retail store consisting of approximately 300 square feet in Sanford, Florida where the Company sells (i) nickel-cadmium and sealed lead-acid batteries and (ii) lithium cells and batteries under the name "Your Battery Store." In its retail store, the Company offers to consumers the same products that it sells directly to the industrial users and wholesalers. The Company promotes its retail store by advertising in the local yellow pages and newspapers.

Competition

         There are numerous companies producing and marketing batteries which compete with those sold by the Company, including larger companies, battery manufacturers and companies with a wider range of products and greater financial and technical resources than the Company.

         It should be noted that the Company's products and proposed products are technological in nature and that modern technology often progresses rapidly. Accordingly, the Company's present and proposed products are subject to the risk of obsolescence because of technological innovation by competitors.

Employees

         At September 16, 1996, the Company had twenty employees which include seven salespersons (including two executive officers), five clerical persons, two warehouse and shipping personnel and six factory workers.

Item 2.       Properties

         The Company's executive office, sales, distribution assembly facility and retail store is located at 301 Central Park Drive, Sanford, Florida 32771. These facilities which consist of approximately 8,000 square feet of space, are leased from RKW Holdings Ltd., a Florida Limited Partnership, controlled by Wayne Thaw, an executive officer and director of the Company. The lease provides for a term of ten years with a base annual rent of $59,800 in year one of the term with annual increases of five percent over the preceding year's base rent. The Company is also responsible for the payment of all sales, use and other taxes related to the leased facilities. The Company owns production equipment, primarily welding, soldering, testing, pneumatic and material handling equipment, and inspection equipment which has been sufficient for its needs to date.

Item 3.       Legal Proceedings

         There are no material legal proceedings to which the Company is a party.

Item 4.       Submission of Matters to a Vote of Security Holders.

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1996.

                                    PART II

Item 5.       Market for Registrant's Securities and Related Stockholder
              Matters.

         (a)   Principal Market and Stock Prices.

         The Company's Common Stock may be quoted in the over-the-counter market. The high and low bid prices of the Common Stock, as reported by National Quotation Bureau, Incorporated are shown below for the Company's last two fiscal years.

                                   High             Low
                                 --------         -------
Fiscal 1995

First Quarter                     $ 4.00           $ 1.50
Second Quarter                    $ 4.00           $ 3.75
Third Quarter                     $ 3.75           $ 3.25
Fourth Quarter                    $ 3.50           $ 3.00

Fiscal 1996

First Quarter                     $ 3.50           $ 3.25
Second Quarter                    $ 3.50           $ 3.25
Third Quarter                     $ 3.50           $ 3.00
Fourth Quarter                    $ 3.25           $ 3.00

          The foregoing quotations represent approximately inter-dealers prices, without retail markup, markdown or commission and do not represent actual transactions. Such quotations should not be viewed as necessarily indicative of the price that could have been obtained on that date for a substantial number of securities due to the limited market for the Company's securities. On September 16, 1996, the last sale was 4-5/8.

         The approximate number of holders of record of the Company's Common Stock, as of September 16, 1996 was 1,575 as supplied by the Company's transfer agent, American Stock Transfer Company, 40 Wall Street, New York, NY 10005.

         No cash dividends have been paid by the Company on its Common Stock and no such payment is anticipated in the foreseeable future.

Item 6.       SELECTED FINANCIAL DATA

The following selected financial data has been derived from the Company's financial statements which have been examined by independent certified public accountants, as indicated in their reports included elsewhere herein. Such financial statements should be read in conjunction with the following financial data.

STATEMENT OF OPERATIONS SUMMARY:

<Options>
=============================================================================================================================
                            Year Ended           Year Ended           Year Ended           Year Ended           Year Ended
                          July 31, 1996        July 31, 1995        July 31, 1994        July 31, 1993        July 31, 1992
                          -------------        -------------        -------------        -------------        -------------
-----------------------------------------------------------------------------------------------------------------------------
Net sales                   $3,792,537           $3,710,805           $3,585,872           $2,804,053           $2,385,209
-----------------------------------------------------------------------------------------------------------------------------
Net income                     132,398(1)           437,982(1)           148,238              129,963              101,069
-----------------------------------------------------------------------------------------------------------------------------
Net income
per share                          .52                 1.67                  .56                  .50                  .39
-----------------------------------------------------------------------------------------------------------------------------
Cash dividends                     -0-                  -0-                  -0-                  -0-                  -0-
=============================================================================================================================


BALANCE SHEET DATA:
=============================================================================================================================
                          July 31, 1996        July 31, 1995        July 31, 1994        July 31, 1993        July 31, 1992
                          -------------        -------------        -------------        -------------        -------------
-----------------------------------------------------------------------------------------------------------------------------
Working capital             $1,569,635           $1,456,548           $1,272,929           $1,129,220           $  993,387
-----------------------------------------------------------------------------------------------------------------------------
Total Assets                $1,997,399           $2,022,611           $1,532,215           $1,364,331           $1,226,389
-----------------------------------------------------------------------------------------------------------------------------
Long-term debt (including
capital leases)                    -0-                  -0-                  -0-                  -0-                  -0-
-----------------------------------------------------------------------------------------------------------------------------
Total Shareholders' equity  $1,889,814           $1,754,416           $1,316,434           $1,168,196           $1,038,233
=============================================================================================================================

(1) Includes a credit for income taxes of $239,000. See "Note 6 in Notes to Financial Statements."

Item 7. Managements Discussion and Analysis of Financial Condition and Results of Operations.


Liquidity and Capital Resources

         Working capital amounted to $1,569,635 at July 31, 1996 as compared to $1,456,548 at July 31, 1995 as compared to $1,272,929 at July 31, 1994. Cash and short-term investments amounted to $774,570 at July 31, 1996 as compared to $608,161 at July 31, 1995 as compared to $727,573 at July 31, 1994. As more fully described in the "Statements of Cash Flows" included in the Company's Financial Statements elsewhere herein, net cash provided by (used in) operating activities for the fiscal years ended July 31, 1996, July 31, 1995 and July 31, 1994 were $242,858, ($83,021) and $51,533, respectively. During 1996, 1995 and
1994, the Company's net income contributed to cash flows from operating activities. In 1996, cash flow from operating activities were increased substantially by decreases in inventories partially offset by increases in accounts receivable. In 1995 and 1994, cash flows from operating activities were substantially reduced by increases in accounts receivable and inventories. During 1996 net cash was provided by investing activities as a result of reduction in short term investments partially offset by purchase of property and equipment. During 1995 and 1994, net cash was used in investing activities to increase short term investments and purchase property and equipment. During the past three years, the Company did not have any external sources of financing.

         During the past three years, the Company's liquidity needs has been satisfied from internal sources including cash from operations and amounts available from the Company's working capital. During fiscal 1997, Management expects this trend to continue. There are no material commitments for capital expenditures or any long-term credit arrangements as of July 31, 1996.

Results of Operations

         Sales for 1996 increased by approximately $82,000 or 2% as compared to fiscal 1995. Sales for fiscal 1995 increased by approximately $125,000 or 3% as compared to fiscal 1994. The sales increases were due to increased demand for the Company's products from the Company's existing client base and from new customers. During fiscal 1994, one customer accounted for 13% of the Company's revenues. The Company's gross margin fluctuated slightly over the past three years primarily due to changes in product mix.

         Operating (selling, general and administrative) expenses increased during fiscal 1996 as compared to fiscal 1995 and for fiscal 1995 as compared to fiscal 1994, substantially due to increases in administrative salaries and bad debt expense. Operating expenses when expressed as a percentage of net sales was 22.7%, 21.5%, and 21.2%, for fiscal 1996, fiscal 1995 and fiscal 1994, respectively.

         During the past three years, the Company did not charge its operations with any research and development costs.


         Net income for fiscal 1996 was $135,398 as compared to $437,982, for fiscal 1995 as compared to a net income for fiscal 1994 of $148,238. Net income per share for fiscal 1996, fiscal 1995 and 1994 were $.52, $1.67 and $.56, respectively. The substantial increase in net income for fiscal 1995 over fiscal 1994 was due to a $250,000 credit to income tax expense as a result of the elimination of a valuation allowance with respect to existing deferred tax assets as of July 31, 1995. See Note 6 to the financial statements included elsewhere herein.

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

Item 8.       Financial Statements and Supplementary Data.

         The information required by Item 8, and an index thereto, appears at pages F-1 through F-12 (inclusive) of this Report, which pages follow Item 9.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         In November 1995, the Company reported the death of Burton R. Abrams CPA, 22 Julliard Drive, Plainview, New York 11803, the Company's certifying accountant. Mr. Abrams was a sole practitioner. The Burton R. Abrams' firm was terminated as a result of the death of Mr. Abrams. Burton R. Abrams' report on the financial statements of the Company for the past two fiscal years ended July 31, 1995 and July 31, 1994 did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles.

         During the Company's fiscal years ended July 31, 1995 and July 31, 1994 and during the period August 1, 1995 through November 20, 1995, there were no disagreements between the Company and its former accountant on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure that if not resolved to the satisfaction of the former accountant would have caused the former accountant to refer to the subject matter of the disagreement in connection with the report. During the Company's fiscal years ended July 31, 1995 and July 31, 1994 and during the period August 1, 1995 through November 20, 1995: (i) the accountant did not advise the Company of the lack of internal controls necessary to develop reliable financial statements; (ii) the accountant did not advise the Company that it could no longer rely on representations of the Company's management or that it was unwilling to be associated with the financial statements prepared by the Company's management; (iii) the accountant did not advise the Company of the need to significantly expand the scope of its audit or of the existence of information that if further investigated could materially impact the fairness or reliability of audited reports or financial statements or cause the accountant to be unable to rely on management's representation; and (iv) the accountant did not advise the Company of information that, in the opinion of the accountant, materially impacted the fairness or reliability or a previously issued audit report or underlying financial statement.

          James, Parks, Tschopp & Whitcomb, P.A., was engaged by the Company on November 20, 1995 as the Company's new certifying accountants to perform an audit of the Company for its fiscal year ended July 31, 1996. During the fiscal years ended July 31, 1995 and 1994 and during the period August 1, 1995 to the date of engagement of James, Parks, Tschopp & Whitcomb, P.A., the Company did not consult the firm of James, Parks, Tschopp & Whitcomb, P.A., regarding (i) the application of accounting principles to a specified transaction, either completed or proposed; (ii) the type of audit opinion that might be rendered on the Company's financial statements; or (iii) any matter that was the subject of a disagreement with the Company's former accountant or any other matter as required under the Securities Act of 1933 as amended.

          The financial statements of TNR Technical, Inc. as of July 31, 1996 and for the year then ended as listed in Item 8 were audited by James, Parks, Tschopp and Whitcomb P.A. and include their report thereon dated August 30, 1996. The financial statements as of July 31, 1995 and for the two years then ended also listed in Item 8 were audited by Burton R. Abrams, CPA, a sole practitioner who died in November 1995. The Company's Form 10-K for the fiscal year ended July 31, 1995 includes his report dated August 25, 1995 wherein Mr. Abrams expressed an unqualified opinion on the financial statements of TNR Technical, Inc. as of July 31, 1995 and for the two years then ended which he manually executed. However, this report cannot be included herein without his consent, and as a result of his death has not been included. Based upon the audit of the financial statements of TNR Technical, Inc. as of July 31, 1996 and the year then ended the firm of James, Parks, Tschopp and Whitcomb P.A. has indicated that no matters have come to their attention which might have a material effect on, or require disclosure in the financial statements reported on previously by Mr. Abrams.

                              TNR TECHNICAL, INC.

                         INDEX TO FINANCIAL STATEMENTS




Independent Auditors' Report  --  July 31, 1996                                                       1

Report of Independent Certified Public Accountant  --  July 31, 1995                                  2


Balance Sheets  --  July 31, 1996 and 1995                                                            3
Statements of Operations  --  Three years ended July 31, 1996                                         4
Statements of Stockholders' Equity  --  Three years ended July 31, 1996                               5
Statements of Cash Flows  --  Three years ended July 31, 1996                                         6


Notes to Financial Statements                                                                         7

                          INDEPENDENT AUDITORS' REPORT


The Shareholders and Board of Directors
TNR Technical, Inc.:

We have audited the accompanying balance sheet of TNR Technical, Inc. as of July 31, 1996, and the related statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TNR Technical, Inc. as of July 31, 1996 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.




August 30, 1996

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


The financial statements of TNR Technical, Inc. as of July 31, 1995 and for the two years then ended were audited by Burton R. Abrams, CPA, a sole practitioner who died in November 1995. The Company's Form 10-K for the fiscal year ended July 31, 1995 includes his report dated August 25, 1995 wherein Mr. Abrams expressed an unqualified opinion on the financial statements of TNR Technical, Inc. as of July 31, 1995 and for the two years then ended which he manually executed. However, his report cannot be included herein without his consent, and as a result of his death has not been included. Based upon the audit of the financial statements of TNR Technical, Inc. as of July 31, 1996 and the year then ended, the firm of James, Parks, Tschopp and Whitcomb, P.A. has indicated that no matters have come to their attention which might have a material effect on, or require disclosure in, the financial statements reported on previously by Mr. Abrams.

                              TNR TECHNICAL, INC.

                                 BALANCE SHEETS

                             July 31, 1996 and 1995

                                     ASSETS

                                                                                   1996                 1995
                                                                                   ----                 ----
Current assets:
  Cash and cash equivalents                                                   $   426,320               100,298
  Short-term investments (note 2)                                                 348,250               507,863
   Accounts receivable - trade, less allowance for doubtful
  accounts of $20,000 in 1996 and $18,000 in 1995                                 442,181               380,302
   Income taxes receivable                                                          1,685                     -
  Inventories (note 3)                                                            440,586               715,438
  Prepaid expenses and other current assets                                         5,198                 5,842
  Deferred income taxes (note 6)                                                   13,000                15,000
                                                                              -----------            ----------

            Total current assets                                                1,677,220             1,724,743

Deferred income taxes (note 6)                                                    197,000               235,000

 Property and equipment, at cost, net of accumulated depreciation
and amortization (note 4)                                                         109,796                56,877

Other assets:
  Deposits                                                                         13,383                 5,991
                                                                              -----------           -----------
            Total assets                                                      $ 1,997,399             2,022,611
                                                                              ===========           ===========
                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                            $    61,077               220,038
  Accrued expenses                                                                 46,508                42,657
  Income taxes payable                                                                 -                  5,500
                                                                              -----------           -----------

            Total current liabilities                                             107,585               268,195
                                                                              -----------           -----------
Shareholders' equity:
  Common stock - $.02 par value, authorized 500,000 shares;
    issued and outstanding 301,581 shares (note 5)                                  6,032                 6,032
  Additional paid in capital                                                    2,640,001             2,640,001
  Accumulated deficit                                                            (561,949)             (697,347)
                                                                              -----------           -----------

                                                                                2,084,084             1,948,686
Less cost of treasury stock - 39,159 shares                                       194,270               194,270
                                                                              -----------           -----------
            Total shareholders' equity                                          1,889,814             1,754,416
                                                                              -----------           -----------
Commitment (note 7)                                                           $ 1,997,399             2,022,611
                                                                              ===========           ===========

See accompanying notes to financial statements.

                              TNR TECHNICAL, INC.

                            STATEMENTS OF OPERATIONS

                    Years ended July 31, 1996, 1995 and 1994


                                                                    1996              1995             1994
                                                                    ----              ----             ----
Revenues:
   Net sales                                                      $3,792,537        3,710,805         3,585,872
   Interest                                                           30,538           34,483            19,340
                                                                  ----------       ----------       -----------

                                                                   3,823,075        3,745,288         3,605,212
                                                                  ----------       ----------       -----------

Costs and expenses:
   Cost of goods sold                                              2,779,595        2,746,734         2,690,768
   Selling, general and administrative                               859,047          799,572           758,706
                                                                  ----------       ----------       -----------
                                                                   3,638,642        3,546,306         3,449,474
                                                                  ----------       ----------       -----------

         Income before income taxes                                  184,433          198,982           155,738

Income tax expense (benefit) (note 6)                                 49,035         (239,000)            7,500
                                                                  ----------       ----------       -----------
         Net income                                               $  135,398          437,982           148,238
                                                                  ==========       ==========       ===========

Income per share                                                  $      .52             1.67               .56
                                                                  ==========       ==========       ===========

Weighted average number of shares                                    262,422          262,422           262,422
                                                                  ==========       ==========       ===========







See accompanying notes to financial statements.

                              TNR TECHNICAL, INC.

                       STATEMENTS OF SHAREHOLDERS' EQUITY

                    Years ended July 31, 1996, 1995 and 1994



                                                                ADDITIONAL
                                     COMMON STOCK                PAID-IN         ACCUMULATED         TREASURY
                                 SHARES         AMOUNT           CAPITAL           DEFICIT             STOCK
                                 ------         ------        -------------     --------------     ------------
Balance, July 31, 1993             301,581     $    6,032         2,640,001         (1,283,567)       (194,270)

Net income                            -              -                -                148,238            -
                                ----------     ----------     -------------     --------------      ----------

Balance, July 31, 1994             301,581          6,032         2,640,001         (1,135,329)       (194,270)

Net income                            -              -                -                437,982            -
                                ----------     ----------     -------------     --------------      ----------

Balance, July 31, 1995             301,581          6,032         2,640,001           (697,347)       (194,270)

Net income                            -              -                -                135,398            -
                                ----------     ----------     -------------     --------------      ----------

Balance, July 31, 1996             301,581     $    6,032         2,640,001           (561,949)       (194,270)
                                ==========     ==========     =============     ==============      ==========





See accompanying notes to financial statements.

                              TNR TECHNICAL, INC.

                            STATEMENTS OF CASH FLOWS

                    Years ended July 31, 1996, 1995 and 1994

                                                                       1996              1995            1994
                                                                       ----              ----            ----
Cash flows from operating activities:
  Net income                                                          135,398          437,982         148,238
   Adjustments to reconcile net income to net cash
  provided by operations:
      Deferred income taxes                                            40,000         (250,000)           -
      Depreciation and amortization                                    23,530           17,028          14,730
      Gain on sale of transportation equipment                                             -            (2,728)
      Provision for doubtful accounts                                   2,000            6,000            -
      Changes in operating assets and liabilities:
        Accounts receivable                                           (63,879)         (91,912)         (3,056)
        Inventories                                                   274,852         (270,260)       (118,170)
        Prepaid expenses and other assets                                 644           15,727          (7,127)
        Accounts payable and accrued expenses                        (155,110)          52,414          19,646
        Deposits                                                       (7,392)             -              -
        Income taxes                                                   (7,185)             -              -
                                                                   ----------       ----------     -----------
           Net cash provided by (used in) operating
             activities                                               242,858          (83,021)         51,533
                                                                   ----------       ----------     -----------

Cash flows from investing activities :
  Reduction (increase) in short-term investments                      159,613         (134,094)        (43,769)
  Purchase of property and equipment                                  (76,449)         (36,391)        (16,531)
                                                                   ----------      -----------     -----------
           Net cash provided by (used in) investing
             activities                                                83,164         (170,485)        (60,300)
                                                                   ----------      -----------     -----------

Increase (decrease) in cash and cash equivalents                      326,022         (253,506)         (8,767)

Cash and cash equivalents - beginning of year                         100,298          353,804         362,571
                                                                   ----------      -----------     -----------

Cash and cash equivalents - end of year                            $  426,320          100,298         353,804
                                                                   ==========      ===========     ===========

Supplemental disclosures of cash flow information:
  Cash paid during the year for interest                           $    -                -                 461
                                                                   ==========     ============     ===========


  Cash paid during the year for income taxes                       $   10,860           13,000           -
                                                                   ==========     ============     ===========


See accompanying notes to financial statements.

                              TNR TECHNICAL, INC.

                         NOTES TO FINANCIAL STATEMENTS

                             July 31, 1996 and 1995



(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


    (a)  NATURE OF OPERATIONS

         TNR Technical, Inc. (TNR or the Company) designs, assembles and markets batteries and multi-cell battery packs to a wide variety of industrial markets. The Company is a distributor for a number of major U.S. battery manufacturers and markets its products nationally.


    (b)  INVENTORIES

         Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.


    (c)  PROPERTY AND EQUIPMENT

         Property and equipment are recorded at cost. The Company provides depreciation for machinery and equipment using the straight-line method over the estimated useful lives of the respective assets which range from five to ten years. Amortization of leasehold improvements is computed using the straight-line method over the lesser of the lease term or estimated useful lives of the improvements.


    (d)  RESEARCH AND DEVELOPMENT COSTS

         Research and development costs are charged against income in the year incurred.


    (e)  USE OF ESTIMATES

         Management of the Company has made certain estimates and assumptions relating to the reporting of assets and liabilities and disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

                                                                     (Continued)

                              TNR TECHNICAL, INC.

                         NOTES TO FINANCIAL STATEMENTS

                             July 31, 1996 and 1995

(1), CONTINUED

    (f) FINANCIAL INSTRUMENTS FAIR VALUE, CONCENTRATION OF BUSINESS AND CREDIT RISKS

         The carrying amount reported in the balance sheet for cash, short-term investments, accounts receivable, accounts payable and accrued expenses approximates fair value because of the immediate or short-term maturity of these financial instruments. Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable which amount to approximately $450,000. The Company performs periodic credit evaluations of its trade customers and generally does not require collateral.

    (g)  INCOME TAXES

         Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

    (h)  CASH FLOWS

         For purposes of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

    (i)  EARNINGS PER COMMON SHARE

         Earnings per common share has been computed based upon the weighted average number of common shares outstanding during the years presented. The inclusion of common stock issuable upon the exercise of stock options are not included in these calculations as their impact would be anti-dilutive.

    (j)  RECLASSIFICATIONS

         Certain amounts from 1995 and 1994 have been reclassified to conform with the 1996 presentation.

                                                                     (Continued)

                              TNR TECHNICAL, INC.

                         NOTES TO FINANCIAL STATEMENTS

                             July 31, 1996 and 1995


(2)      SHORT-TERM INVESTMENTS

         Short-term investments in 1996 and 1995 consist of United States Treasury Bills.

(3)      INVENTORIES

         Inventories consist of the following:

                                                                         1996           1995
                                                                         ----           ----
              Finished goods                                           $430,061        706,430
              Work-in-process                                               -              -
              Purchased parts and material                               10,525          9,008
                                                                       --------       --------

                                                                       $440,586        715,438
                                                                       ========       ========

(4)      PROPERTY AND EQUIPMENT

         Property and equipment consists of the following:

                                                                          1996           1995
                                                                          ----           ----
              Machinery and equipment                                  $ 164,450         114,605
              Leasehold improvements                                      23,467           3,701
                                                                       ---------        --------
                                                                         187,917         118,306

              Less:  Accumulated depreciation and amortization
                                                                          78,121          61,429
                                                                       ---------        --------

                                                                       $ 109,796          56,877
                                                                       =========        ========

(5)      STOCK OPTION PLAN

         In November 1992, the Board of Directors approved an Incentive and Non-Qualified Stock Option Plan which was ratified by the stockholders in January 1993. The plan covers 60,000 shares of Common Stock, subject to adjustment of shares under the anti-dilution provisions of the Plan. The plan authorizes the issuance of the options covered thereby as either "Incentive Stock Options" within the meaning of the Internal Revenue Code of 1986, as amended, or as "Non-Statutory Stock Options." No options may be granted after November 16, 2002.

                                                                     (Continued)

                              TNR TECHNICAL, INC.

                         NOTES TO FINANCIAL STATEMENTS

                             July 31, 1996 and 1995


(5),     CONTINUED

         Under the Plan, the aggregate fair market value (determined at the time the option is granted) of the optioned stock for which Incentive Stock Options are exercisable for the first time by any employee during any calendar year shall not exceed $100,000.

         No options have been granted under the Plan as of July 31, 1996.

(6)      INCOME TAXES

         The income tax provision (benefit) for the years ended December 31, 1996, 1995 and 1994 consists of the following:

                                                                  1996                 1995              1994
                                                                  ----                 ----              ----
            Current:
                Federal                                        $      -                   -                -
                State                                                9,035              11,000            7,500
                                                               -----------          ----------         --------

                                                                     9,035              11,000            7,500
                                                               -----------          ----------         --------
            Deferred:
                Federal                                             40,000            (250,000)
                                                                                                           -
                State                                                -                   -                 -
                                                               -----------          ----------         --------

                                                                    40,000            (250,000)            -
                                                               -----------          ----------         --------
                     Total                                     $    49,035            (239,000)           7,500
                                                               ===========          ==========         ========


Income tax expense (benefit) attributable to income before income tax differed from the amount computed by applying the U.S. Federal income tax rate of 34% to income (loss) from operations before income taxes as a result of the following:

                                                                     1996               1995              1994
                                                                     ----               ----              ----
Computed "expected" tax expense                                 $    62,700             67,700          53,000
Increase (reduction) in income tax expense (benefit)
     resulting from:
   State income taxes, net of federal income tax
   benefit                                                            6,000              7,000           5,500
   Utilization of net operating loss carryforwards                     -               (52,500)        (39,000)
   Rate differences                                                 (19,965)           (11,200)        (12,000)
   Reduction in valuation allowance                                    -              (250,000)           -
                                                                -----------         ----------       ---------
                                                                $    49,035           (239,000)          7,500
                                                                ===========         ==========       =========

                              TNR TECHNICAL, INC.

                         NOTES TO FINANCIAL STATEMENTS

                             July 31, 1996 and 1995

(6),     CONTINUED

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at July 31, 1996 and 1995 are presented below:

                                                                                         1996             1995
                                                                                         ----             ----
         Deferred tax assets:
            Inventories, principally due to additional costs
              inventoried for tax purposes                                           $    8,000           11,000
            Accounts receivable, due to allowance for uncollectible
              accounts                                                                    5,000            4,000
            Net operating losses                                                        197,000          235,000
                                                                                     ----------        ---------

                                                                                        210,000          250,000
         Less valuation allowance                                                          -               -
                                                                                     ----------        ---------

                  Total                                                              $  210,000          250,000
                                                                                     ==========        =========

        Deferred taxes are presented in the accompanying balance sheets as:

                                                                                            1996           1995
                                                                                            ----           ----
           Current deferred tax assets                                               $     13,000         15,000
           Noncurrent deferred tax assets                                                 197,000        235,000
                                                                                     ------------     ----------

                                                                                     $    210,000        250,000
                                                                                     ============     ==========

         In the year ended July 31, 1994, the Company adopted the Financial Accounting Board Statement No. 109, "Accounting for Income Taxes" and recorded a gross deferred tax asset of $250,000 which was offset by a valuation allowance in the same amount as of July 31, 1994. During fiscal 1995, the Company reversed the entire valuation allowance and, accordingly, credited $250,000 to income tax expense.

         In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. Management considers the projected future taxable income and tax planning strategies in making this assessment. The Company believes that future earnings in addition to the amount of taxable differences which will reverse in future periods, will be sufficient to offset recorded deferred tax assets and, accordingly, a valuation allowance is not considered necessary at July 31, 1996 and 1995.
                                                                     (Continued)

                              TNR TECHNICAL, INC.

                         NOTES TO FINANCIAL STATEMENTS

                             July 31, 1996 and 1995


(6),     CONTINUED

         At July 31, 1996, the Company has net operating loss carryforwards of approximately $950,000 which will expire at various dates through 2004.

(7)      LEASE COMMITMENT

         Commencing in June 1996, the Company entered into an agreement to lease its office, warehouse and distribution facilities from a partnership controlled by an executive officer, shareholder and director of TNR. The lease agreement provides for a term of ten years including the payments as indicated below:

              YEAR ENDING JULY 31,
              --------------------
                      1997                                     $     60,298
                      1998                                           63,313
                      1999                                           66,480
                      2000                                           69,804
                      2001                                           73,293
                   Thereafter                                       409,007
                                                               ------------

                                                               $    742,195
                                                               ============


(8)      SALES TO MAJOR CUSTOMERS

         During the years ended July 31, 1996 and 1995, no customer accounted for more than 10% of total revenues. During the year ended July 31, 1994, one customer accounted for approximately 13% of total revenues.


(9)      SUPPLEMENTARY INFORMATION

                                               1996        1995        1994
                                               ----        ----        ----
         Advertising costs                   $37,244      56,810      78,249

Advertising costs are included in selling, general and administrative costs in the accompanying statements of operations.

                                    PART III

Item 10.        Directors and Executive Officers of the Registrant.

                The names, ages and principal occupations of the Company's present directors, and the date on which their term of office commenced and expires, are listed below.


                              Term          First
                               of          Became              Principal
Name               Age        Office      Director            Occupation
----               ---        ------      --------            ----------

Jerrold Lazarus     64        (1)         1987                Chairman of the
                                                              Board and Chief
                                                              Executive Officer

Norman L. Thaw      63        (1)         1979                President of
                                                              Stride Rite
                                                              Stables, Inc.,
                                                              Private Investor

Wayne Thaw          39        (1)         1983                President and
                                                              Chief Operating Officer

-------------------------
(1) Directors are elected at the annual meeting of stockholders and hold office to the following annual meeting.

            Jerrold Lazarus is Chairman of the Board, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer of the Company. Wayne Thaw is President and Chief Operating Officer of the Company. The terms of all officers expire at the annual meeting of directors following the annual stockholders meeting. Subject to their contract rights to compensation, if any, officers may be removed, either with or without cause, by the Board of Directors, and a successor elected by a majority vote of the Board of Directors, at any time.

            Jerrold Lazarus has been a full time employee of the Company since October 1987 and has served as an Executive Officer of the Company since 1987.

            Norman L. Thaw is one of the founders of the Company and served as its Chairman and Chief Executive Officer between March 1987 and April 1988. For more than the past five years, Mr. Thaw's principal occupation is the President of Stride Rite Stables, Inc., a thoroughbred racing and breeding farm in South Florida. Norman L. Thaw is the father of Wayne Thaw.

         Wayne Thaw has been a full time employee of the Company since 1980 and has served as an Executive Officer of the Company since 1981. Wayne Thaw is the son of Norman L. Thaw.

ITEM 11.         COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS.

         The following table provides a summary compensation table with respect to the compensation of the Company's two executive officers.

                           SUMMARY COMPENSATION TABLE

===================================================================================================================================
                                                                                     Long Term Compensation
                                                                              ------------------------------------
                                             Annual Compensation                      Awards              Payouts
------------------------------------------------------------------------------------------------------------------
          (a)             (b)          (c)            (d)          (e)           (f)            (g)         (h)         (i)
                                                                  Other                                                 All
          Name                                                    Annual      Restricted                               Other
          and                                                    Compen-        Stock          Number       LTIP      Compen-
       Principal                                                  sation       Award(s)          of       Payouts      sation
        Position          Year      Salary ($)     Bonus ($)      ($)(1)         ($)          Options       ($)         ($)
-----------------------------------------------------------------------------------------------------------------------------------

    Jerrold Lazarus       1996        79,627         7,500          0             0              0           0           0
                        -----------------------------------------------------------------------------------------------------------
          CEO,            1995        81,200         7,500        4,900           0              0           0           0
                        -----------------------------------------------------------------------------------------------------------
 Chairman of the Board    1994        79,750         7,500        4,900           0              0           0           0
-----------------------------------------------------------------------------------------------------------------------------------
      Wayne Thaw,         1996       106,308         7,500          0             0              0           0           0
                        -----------------------------------------------------------------------------------------------------------
       President          1995        95,200         7,500          0             0              0           0           0
                        -----------------------------------------------------------------------------------------------------------
                          1994        95,200         7,500          0             0              0           0           0
------------------------===========================================================================================================
----------

         (1) Does not include the value of a leased automobile at the monthly lease rate of $480 which is provided to each officer for business purposes.

         During the past three fiscal years, the Company has not granted restricted stock awards, stock options or stock appreciation rights. In addition, the Company does not have a defined benefit or actuarial plan.

         The Company has no employment contracts with its executive officers. Jerrold Lazarus and Wayne Thaw are currently receiving a weekly salary of approximately $1,400 and $2,000, respectively. Directors do not presently receive compensation for serving on the Board or on its committees. Depending on the number of meetings and the time required for the Company's operations, the Company may decide to compensate its directors in the future.

         The Company provides each of its two executive officers with a leased automobile. The Company has no annuity, pension, or retirement benefits for its employees. The Company has not afforded any of its officers or directors any other personal benefits, the value of which exceeds 10% of his cash compensation, which is not directly related to job performance or provided generally to all salaried employees.

Stock Option Plans

The 1992 Plan

         The 1992 Incentive and Non-Qualified Stock Option Plan, (the "1992 Plan"), was approved by the Board of Directors on November 17, 1992 and ratified by stockholders on January 29, 1993. The 1992 Plan covers 60,000 shares of Common Stock, subject to adjustment of shares under the anti-dilution provisions of the 1992 Plan. The 1992 Plan authorizes the issuance of the options covered thereby as either "Incentive Stock Options" within the meaning of the Internal Revenue Code of 1986, as amended, or as "Non-Statutory Stock Options." Persons eligible to receive options under the 1992 Plan includes employees, directors, officers, consultants or advisors, provided that bona fide services shall be rendered by consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital raising transaction; however, only employees (who may also be officers and/or directors) are eligible to receive an Incentive Stock Option. The 1992 Plan also provides that no options may be granted after November 16, 2002. As of September 16, 1996, no options have been granted under the 1992 Plan.

         The 1992 Plan is administered by the Company's Board of Directors or a stock option committee consisting of three members of the Board which has the authority to determine the persons to whom options shall be granted, whether any particular option shall be an Incentive Option or a Non-Statutory Option, the number of shares to be covered by each option, the time or times at which options will be granted or may be exercised and the other terms and provisions of the Options.

         Under the 1992 Plan, the aggregate fair market value (determined at the time the option is granted) of the optioned stock for which Incentive Stock Options are exercisable for the first time by any employee during any calendar year (under all such Plans of the individual's Employer Corporation and its parent and subsidiary corporation) shall not exceed $100,000.

         The 1992 Plan also provides that the Board of directors shall determine the exercise price of the Common Stock under each option. The 1992 Plan also provides that: (i) the exercise price of Incentive Stock Options granted thereunder shall not be less than 100% (110% if the optionee owns 10% or more of the outstanding voting securities of the Company) of the fair market value of such shares on the date of grant, as determined by the Board or Committee, and
(ii) no option by its terms may be exercised more than ten years (five years in the case of an Incentive Stock Option, where the optionee owns 10% or more of the outstanding voting securities of the Company) after the date of grant. Any options which are canceled or not exercised within the option period become available for future grants. All Stock Options are non-transferable except by will or the laws of descent and distribution.

Report of the Board of Directors on Executive Compensation

         During fiscal 1996, the entire Board which consists of Norman Thaw, Jerrold Lazarus and Wayne Thaw held primary responsibility for determining executive compensation levels. The goals of the Company's compensation program is to align compensation with business objectives and performance and to enable the Company to attract, retain and reward executive officers and other key employees who contribute to the long-term success of the Company. The Company has provided on a prospective basis annual incentive opportunity to several of its key employees sufficient to provide motivation to achieve specific operating goals.

Compensation Committee Interlocks and Insider Participation

         During fiscal 1996, Jerrold Lazarus and Wayne Thaw, executive officers of the Company, were involved in determining executive officer compensation levels as members of the Board of Directors.

Item 12.      Security Ownership of Certain Beneficial Owners and
              Management.

         As of September 16, 1996, the Company had outstanding 262,437 shares of Common Stock. The only persons of record who presently hold or are known to own (or believed by the Company to own) beneficially more than 5% of the outstanding shares of such class of stock is listed below. The following table also sets forth certain information as to holdings of the Company's Common Stock of all officers and directors individually, and all officers and directors as a group. (The shares shown in the table below for Norman Thaw and his sons, Wayne Thaw and Mitchell Thaw are not beneficially owned by each other and are listed separately).





  ======================================================================

                      Name and           Amount and
                      Address of         Nature of
                      Beneficial         Beneficial        Approximate
  Title of Class      Owner              Ownership (1)     Percent

  ----------------------------------------------------------------------
  Common Stock       Wayne Thaw (3)         48,592           18.5
  ----------------------------------------------------------------------

  Common Stock       Norman L. Thaw         58,228           22.2
                     (2)(3)
  ----------------------------------------------------------------------
  Common Stock       Jerrold Lazarus           441             *
                     (3)
  ----------------------------------------------------------------------
  Common Stock       All Directors         107,624           41.0
                     and Officers as
                     a group (three
                     persons)
  ----------------------------------------------------------------------
  Common Stock       Mitchel A. Thaw        21,525            8.2
                     (3)

  ======================================================================

* Owns less than 1% of the issued and outstanding shares of the Company's Common Stock.

------------------------
(1) All shares are directly owned, and the sole investment and voting power is held, by the persons named.

(2) May be deemed to be a parent and/or founder of the Company under the Securities Act of 1933, as amended and may be deemed to be a "control person" of the Company within the meaning of the Securities Exchange Act of 1934.

(3)      Address: 301 Central Park Drive, Sanford, Florida 32771.

         The Company does not know of any arrangement or pledge of its securities by persons now considered in control of the Company that might result in a change of control of the Company.

Item 13.      Certain Relationships and Related Transactions.

         See Item 2 regarding the description of lease between the Company and a RKW Holding Ltd., a Florida Limited Partnership, controlled by Wayne Thaw.

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         (a)(1)(2)   Financial Statements and Financial Statement Schedules.

                     A list of the Financial Statements and Financial Statement Schedules filed as a part of this Report is set forth in Item 8, and appears at Page F-1 of this Report, which list is incorporated herein by reference.

         (a)(3)           Exhibits

              3      Certificate of Incorporation and Amendments thereto. (1)

              3(A)   By-Laws. (1)

              3(B) February 1992 Certificate of Amendment to Certificate of Incorporation (2)

              10 Lease Agreement dated January 17, 1996 by and between RKW Holding Ltd. and the Registrant

              11     Earnings per share. See Financial Statements

              27     Selected Financial Data (for SEC use only).

----------------------------

(1) Exhibits 3 and 3(A) are incorporated by reference from Registration No. 2-85110 which were filed in a Registration Statement on Form S-18.

(2) Incorporated by reference to Form 10-K for the fiscal year ended July 31, 1992.

         (b)         Reports on Form 8-K.

                     No Reports on Form 8-K were filed or required to be filed during the quarter ended July 31, 1996.

                                   SIGNATURES

         Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  TNR TECHNICAL, INC.


                                  By    /s/ Jerrold Lazarus
                                    ----------------------------------------
                                    Jerrold Lazarus, Chief Executive Officer


Dated:   Sanford, Florida

         October 1, 1996


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures                  Title                    Date
----------                  -----                    ----

/s/ Norman L. Thaw          Director             October 1, 1996
------------------------
    Norman L. Thaw

/s/ Wayne Thaw              President,           October 1, 1996
------------------------    Chief
    Wayne Thaw              Operating
                            Officer and
                            Director


/s/ Jerrold Lazarus         Chairman of the      October 1, 1996
------------------------    Board, Chief
    Jerrold Lazarus         Executive
                            Officer, Chief
                            Financial and
                            Accounting
                            Officer,
                            Treasurer,
                            and Secretary


Norman Thaw, Wayne Thaw and Jerrold Lazarus represent all the members of the Board of Directors.