Form 10-Q
period 1996-10-31
TNR TECHNICAL INC
filed 1996-12-16
CIK 723615

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

[X]                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended October 31, 1996

                                       OR

 [ ]              TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ________ to ________

Commission File Number:  0-13011

                              TNR TECHNICAL, INC.
--------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

             New York                                11-2565202
----------------------------------       -----------------------------------
(State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)

301 Central Park Drive
Sanford, Florida                                                 32771
----------------------------------------                      -----------
(Address of principal executive offices)                      (Zip  Code)

Registrant's telephone number,
including area code:                                         (407) 321-3011
                                                            ----------------


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

                               Yes  x     No
                                  -----.     -----.

262,427 Common Shares, $.0001 par value were issued and outstanding at October 31, 1996.

                              TNR TECHNICAL, INC.


                                     INDEX





                                                                                    Page
                                                                                   Number
                                                                                   ------
PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Balance Sheets
                   October 31, 1996 (Unaudited)
                   and July 31, 1996                                                3-4


                 Statements of Operations
                   Three Months ended
                   October 31, 1996 and
                   October 31, 1995 (Unaudited)                                       5

                 Statements of Cash Flows
                   Three Months ended October 31, 1996
                   and October 31, 1995 (Unaudited)                                   6

                 Notes to Financial Statements (Unaudited)                            7


         Item 2. Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations                                                       8-9


PART II.         OTHER INFORMATION                                                    9


SIGNATURES                                                                           10


                              TNR TECHNICAL, INC.

                                 BALANCE SHEETS





                                     ASSETS

                                                                             July 31,              October 31,
                                                                               1996                  1996
                                                                                                 (Unaudited)
                                                                            -----------------------------------
Current assets:
   Cash and cash equivalents                                                $    426,320               309,860
   Short-term investments                                                        348,250               348,250
   Accounts receivable - trade, less allowance
       for doubtful accounts                                                     442,181               388,988
   Income taxes receivable                                                         1,685                 1,685
   Inventories                                                                   440,586               605,032
   Prepaid expenses and other current assets                                       5,198                32,022
   Deferred income taxes                                                          13,000                13,000
                                                                            ------------           -----------

        Total current assets                                                   1,677,220             1,698,837

Deferred income taxes                                                            197,000               197,000
Property and equipment, at cost, net of accumulated
    depreciation and amortization                                                109,796               115,196

Deposits                                                                          13,383                12,235
                                                                            ------------          ------------

                                                                            $  1,997,399             2,023,268
                                                                            ============          ============


                                                                  (Continued)

                              TNR TECHNICAL, INC.

                      LIABILITIES AND SHAREHOLDERS' EQUITY



                                                                             July 31,              October 31,
                                                                               1996                   1996
                                                                                                  (Unaudited)
                                                                         ---------------         -------------
Current liabilities:
   Accounts payable                                                      $        61,077                76,857
   Accrued expenses and taxes                                                     46,508                55,272
                                                                         ---------------         -------------

        Total current liabilities                                                107,585               132,129
                                                                         ---------------         -------------

Shareholders' equity:
   Common stock - $.02 par value, authorized 500,000
       shares; issued 301,581 shares                                               6,032                 6,032
   Additional paid in capital                                                  2,640,001             2,640,001
   Retained earnings                                                            (561,949)             (560,624)
   Treasury stock;  39,159 shares at cost                                       (194,270)             (194,270)
                                                                         ---------------         -------------

        Total shareholders' equity                                             1,889,814             1,891,139
                                                                         ---------------         -------------

                                                                         $     1,997,399             2,023,268
                                                                         ===============         =============





See accompanying notes to financial statements.

                              TNR TECHNICAL, INC.

                            STATEMENTS OF OPERATIONS



                                                                                   Three Months Ended
                                                                                       October 31,
                                                                                 1996              1995
                                                                              (Unaudited)        (Unaudited)
                                                                           --------------        --------------
Revenues:
   Net sales                                                               $      869,364               931,745
   Interest                                                                         8,141                 7,375
                                                                           --------------        --------------

                                                                                  877,505               939,120
                                                                           --------------        --------------

Costs and expenses:
   Cost of goods sold                                                             644,995               670,973
   Selling, general and administrative                                            231,185               192,913
                                                                           --------------        --------------

                                                                                  876,180               863,886
                                                                           --------------        --------------

Income before income taxes                                                          1,325                75,234

Provision for income taxes                                                           -                   17,500
                                                                           --------------        --------------

Net income                                                                 $        1,325                57,734
                                                                           ==============        ==============


Net income per common share                                                $         .005                   .22
                                                                           ==============        ==============

Weighted average number of shares outstanding                                     262,422               262,422
                                                                           ==============        ==============





See accompanying notes to financial statements.

                              TNR TECHNICAL, INC.

                            STATEMENTS OF CASH FLOWS



                                                                                      Three Months Ended
                                                                                           October 31,
                                                                                  1996                  1995
                                                                               (Unaudited)         (Unaudited)
                                                                          ----------------        ------------
Cash flows from operating activities
   Net income                                                             $          1,325              57,734
   Adjustments to reconcile net income to net cash
       provided by operating activities:
          Depreciation and amortization                                              7,951               4,800
          Deferred income taxes                                                        -                13,500
          Changes in operating assets and liabilities:
              Accounts receivable                                                   53,193             (43,817)
              Inventories                                                         (164,446)            (87,282)
              Prepaid expenses and other assets                                    (26,824)              2,160
              Deposits                                                               1,148                  -
              Accounts payable and accrued expenses                                 24,544              63,572
                                                                          ----------------        ------------

              Net cash provided by operating activities                           (103,109)             10,667
                                                                          ----------------        ------------

Cash flows from investing activities
   Increase in short-term investments                                                  -                (4,413)
   Purchase of property and equipment                                              (13,351)               (885)
                                                                          ----------------        ------------

              Net cash used in investing activities                                (13,351)             (5,298)
                                                                          ----------------        ------------

              Increase (decrease) in cash and cash equivalents                    (116,460)              5,369

Cash and cash equivalents - Beginning of period                                    426,320             100,298
                                                                          ----------------        ------------

Cash and cash equivalents - End of period                                 $        309,860             105,667
                                                                          ================        ============






See accompanying notes to financial statements.

                              TNR TECHNICAL, INC.

                         NOTES TO FINANCIAL STATEMENTS


(1)      PRESENTATION OF UNAUDITED FINANCIAL STATEMENTS

         The unaudited financial statements have been prepared in accordance with rules of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows, in conformity with generally accepted accounting principles.
         The information furnished, in the opinion of management, reflects all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows for the three-month periods ended October 31, 1996 and 1995. The results of operations are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole.


(1)      SALES TO MAJOR CUSTOMERS

         During the three months ended October 31, 1996 and 1995, no customer accounted for more than 10% of total revenues.

          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations

Liquidity and Capital Resources

         Working capital amounted to $1,566,708 at October 31, 1996 as compared to $1,569,635 at July 31, 1996. Cash and short term investments amounted to $658,110 at October 31, 1996 as compared to $774,570 at July 31, 1996. As more fully described under the Company's Statements of Cash Flows" in the accompanying financial statements, net cash was used in operating activities for the three months ended October 31, 1996 and net cash was provided by operating activities for the three months ended October 31, 1995. For the three months ended October 31, 1996, net cash was used in operating activities primarily due to a substantial increase in inventories partially offset by a reduction in accounts receivable. For the three months ended October 31, 1995, the cash flow from operating activities was primarily due to the Company's net income and increases in accounts payable and accrued expenses and deferred income taxes partially offset by increases in accounts receivable and inventories. During the three months ended October 31, 1996 and 1995, net cash was used in investing activities due to the purchase of short term investments and/or property and equipment.

         The Company's short term and long term liquidity needs have been satisfied from internal sources including cash from operations and amounts available from the Company's working capital. During the balance of fiscal 1997 and on a long term basis, management expects this trend to continue. There are no material commitments for capital expenditures or any long term credit arrangements.

Results of Operations

         Net sales for the three months ended October 31, 1996 were $869,364, a decrease of $62,381 or approximately 7% from the comparable period of the prior year. During the three months ended October 31, 1996 and October 31, 1995, no customer accounted for more than 10% of total revenues. The decrease in sales for the three months ended October 31, 1996 was primarily due to the Company's move to its new facility in Sanford, Florida and a reduction in sales from existing customers. The Company's gross margin for the three months ended October 31, 1996 decreased by approximately 2% as compared to the comparable period of the prior year due to changes in the mix of product sales and increased product costs.

         Operating (selling, general and administrative) expenses, when expressed as a percentage of net sales increased from 20.7% for the three months ended October 31, 1995 to 26.6% for the three months ended October 31, 1995. This increase was primarily due to the 7% reduction in the Company's sales and a small increase in certain administrative costs. During the past three years and the three months ended October 31, 1996, the Company did not charge its operations with any research and development costs.

         Net income for the three months ended October 31, 1996 and 1995 was $1,325 and $57,734, respectively. In order to increase sales and net income, the Company intends to do additional direct mailing, advertising and promotion of its products.

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

Item 5.  Other Information:                None

Item 6.  Exhibits and Reports on Form 8-K:

                 (a)      Exhibits

                          11      Earnings per share - included in the
                                  Statements of Operations

                          27      Financial Data Schedule (For SEC use only)

                 (b) During the quarter ended October 31, 1996 no report on Form 8-K was filed or required to be filed.

                              TNR TECHNICAL, INC.



                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                            TNR TECHNICAL, INC.
                                      ---------------------------------
                                                (Registrant)




Dated: December 12, 1996
                                            /s/ Jerrold Lazarus
                                      ---------------------------------
                                           Jerrold Lazarus
                                           (Chairman of the Board, Chief
                                           Executive Officer, Chief Accounting
                                           and Financial Officer and Treasurer)