Form 10-K/A
period 1996-07-31
TNR TECHNICAL INC
filed 1997-03-06
CIK 723615

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                FORM 10-K/A No. 1

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
               THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                     For the fiscal year ended July 31, 1996

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

Commission File Number:  0-13011

                               TNR TECHNICAL, INC.
              -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            New York                                        11-2565202
-------------------------------                        ----------------------
(State of jurisdiction of                                (I.R.S. Employer
 incorporation or organization)                        Identification Number)

301 Central Park Drive
Sanford, Florida                                                     32771
----------------------------------------                            ----------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number,
including area code:                                            (407) 321-3011
                                                                --------------
Securities registered pursuant to Section 12(b) of the Act:

                                      None
          -----------------------------------------------------------
          Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.02 Par Value
                      ------------------------------------
                                (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X . No ___.

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K [x].

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

         Management purchased larger than customary volumes of product during the latter half of 1995 primarily to take advantage of certain price breaks offered at the time and in anticipation of increased sales in fiscal 1996 over fiscal 1995. In early 1996 as a result of strong, but not dramatically increased sales, further purchases of inventory were substantially reduced which caused inventory levels to decrease to more manageable and appropriate level given the volume of sales experienced over the past three years.

         With respect to accounts payable, the balance of accounts payable was decreased approximately $150,000 during the year ended July 31, 1996, as a result of the availability of cash which was primarily caused by substantially decreased levels of inventory purchases for the reasons discussed above.

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

                               TNR TECHNICAL, INC.

                          Index to Financial Statements




Independent Auditors' Report  --  July 31, 1996                                      F-1

Report of Independent Certified Public Accountant  -- July 31, 1995                  F-2

Financial Statements:

     Balance Sheets  --  July 31, 1996 and 1995                                      F-3

     Statements of Operations  --  Three years ended July 31, 1996                   F-4

     Statements of Stockholders' Equity  --  Three years ended July 31, 1996         F-5

     Statements of Cash Flows  --  Three years ended July 31, 1996                   F-6

Notes to Financial Statements                                                        F-7



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


                                     /s/ James, Park, Tschopp & Whitcomb, P.A.
                                     -----------------------------------------




August 30, 1996
Maitland, Florida

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

                               TNR TECHNICAL, INC.

                                 Balance Sheets

                             July 31, 1996 and 1995

                                     Assets

                                                                           1996             1995
                                                                           ----             ----

Current assets:
    Cash and cash equivalents                                           $   426,320        100,298
    Short-term investments (note 2)                                         348,250        507,863
    Accounts receivable - trade, less allowance for doubtful accounts
     of $20,000 in 1996 and $18,000 in 1995                                 442,181        380,302
    Income taxes receivable                                                   1,685           --
    Inventories (note 3)                                                    440,586        715,438
    Prepaid expenses and other current assets                                 5,198          5,842
    Deferred income taxes (note 6)                                           13,000         15,000
                                                                        -----------    -----------
             Total current assets                                         1,677,220      1,724,743

Deferred income taxes (note 6)                                              197,000        235,000

Property and equipment, at cost, net of accumulated depreciation and
  amortization (note 4)                                                     109,796         56,877

Other assets:
    Deposits                                                                 13,383          5,991
                                                                        -----------    -----------
             Total assets                                               $ 1,997,399      2,022,611
                                                                        ===========    ===========

                      Liabilities and Shareholders' Equity

Current liabilities:
    Accounts payable                                                    $    61,077        220,038
    Accrued expenses                                                         46,508         42,657
    Income taxes payable                                                       --            5,500
                                                                        -----------    -----------
             Total current liabilities                                      107,585        268,195
                                                                        -----------    -----------

Shareholders' equity:
    Common stock - $.02 par value, authorized 500,000 shares; issued
     and outstanding 301,581 shares (note 5)                                  6,032          6,032
    Additional paid in capital                                            2,640,001      2,640,001
    Accumulated deficit                                                    (561,949)      (697,347)
                                                                        -----------    -----------
                                                                          2,084,084      1,948,686
Less cost of treasury stock - 39,159 shares                                 194,270        194,270
                                                                        -----------    -----------
             Total shareholders' equity                                   1,889,814      1,754,416
                                                                        -----------    -----------
Commitment (note 7)                                                     $ 1,997,399      2,022,611
                                                                        ===========    ===========

See accompanying notes to financial statements.

                               TNR TECHNICAL, INC.

                            Statements of Operations

                    Years ended July 31, 1996, 1995 and 1994


                                                       1996         1995          1994
                                                    ----------   ----------    ----------

Revenues:
     Net sales                                      $3,792,537    3,710,805     3,585,872
                                                    ----------   ----------    ----------

Costs and expenses:
     Cost of goods sold                              2,779,595    2,746,734     2,690,768
     Selling, general and administrative (note 9)      859,047      799,572       758,706
                                                    ----------   ----------    ----------
                                                     3,638,642    3,546,306     3,449,474
                                                    ----------   ----------    ----------
          Operating income                             153,895      164,499       136,398

Non-operating revenue (expense):
     Interest income                                    30,538       34,483        19,340
                                                    ----------   ----------    ----------
             Income before income taxes                184,433      198,982       155,738

Income tax expense (benefit) (note 6)                   49,035     (239,000)        7,500
                                                    ----------   ----------    ----------
          Net income                                $  135,398      437,982       148,238
                                                    ==========   ==========    ==========

Net income per share                                $      .52         1.67           .56
                                                    ==========   ==========    ==========

Weighted average number of shares                      262,422      262,422       262,422
                                                    ==========   ==========    ==========









See accompanying notes to financial statements.

                               TNR TECHNICAL, INC.

                       Statements of Shareholders' Equity

                    Years ended July 31, 1996, 1995 and 1994



                                                                      Additional
                                          Common Stock                  Paid-in          Accumulated        Treasury
                                     Shares          Amount             Capital             Deficit           Stock
                                     ------          ------           ----------         -----------        --------

Balance, July 31, 1993                301,581      $    6,032          2,640,001         (1,283,567)        (194,270)

Net income                               -              -                 -                 148,238            -
                                  -----------      ----------          ---------         ----------         --------

Balance, July 31, 1994                301,581           6,032          2,640,001         (1,135,329)        (194,270)

Net income                               -              -                 -                 437,982            -
                                  -----------      ----------          ---------         ----------         --------

Balance, July 31, 1995                301,581           6,032          2,640,001           (697,347)        (194,270)

Net income                               -              -                 -                 135,398            -
                                  -----------      ----------          ---------         ----------         --------

Balance, July 31, 1996                301,581      $    6,032          2,640,001           (561,949)        (194,270)
                                  ===========      ==========          =========         ==========         ========








See accompanying notes to financial statements.

                               TNR TECHNICAL, INC.

                            Statements of Cash Flows

                    Years ended July 31, 1996, 1995 and 1994

                                                                     1996           1995           1994
                                                                  -----------    -----------    -----------

Cash flows from operating activities:
    Net income                                                        135,398        437,982        148,238
    Adjustments to reconcile net income to net cash provided
     by operations:
       Deferred income taxes                                           40,000       (250,000)          --
       Depreciation and amortization                                   23,530         17,028         14,730
       Gain on sale of transportation equipment                          --             --           (2,728)
       Provision for doubtful accounts                                 24,820          6,000         20,721
       Changes in operating assets and liabilities:
         Accounts receivable                                          (86,699)       (91,912)       (23,777)
         Inventories                                                  274,852       (270,260)      (118,170)
         Prepaid expenses and other assets                                644         15,727         (7,127)
         Accounts payable and accrued expenses                       (155,110)        52,414         19,646
         Deposits                                                      (7,392)          --             --
         Income taxes                                                  (7,185)          --             --
                                                                  -----------    -----------    -----------

            Net cash provided by (used in) operating activities       242,858        (83,021)        51,533
                                                                  -----------    -----------    -----------

Cash flows from investing activities :
    Purchases of short-term investments                            (1,047,304)      (758,442)      (218,769)
    Maturities of short-term investments                            1,206,917        624,348        175,000
    Purchase of property and equipment                                (76,449)       (36,391)       (16,531)
                                                                  -----------    -----------    -----------
            Net cash provided by (used in) investing activities        83,164       (170,485)       (60,300)
                                                                  -----------    -----------    -----------

Increase (decrease) in cash and cash equivalents                      326,022       (253,506)        (8,767)

Cash and cash equivalents - beginning of year                         100,298        353,804        362,571
                                                                  -----------    -----------    -----------
Cash and cash equivalents - end of year                           $   426,320        100,298        353,804
                                                                  ===========    ===========    ===========

Supplemental disclosures of cash flow information:
    Cash paid during the year for interest                        $      --             --              461
                                                                  ===========    ===========    ===========

    Cash paid during the year for income taxes                    $    10,860         13,000           --
                                                                  ===========    ===========    ===========


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

     (e) Revenue Recognition

               The Company recognizes revenue upon shipment of its product from its warehouse facilities.

     (f) Use of Estimates

               Management of the Company has made certain estimates and assumptions relating to the reporting of assets and liabilities and disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.


                                                                    (Continued)

                               TNR TECHNICAL, INC.

                          Notes to Financial Statements

                             July 31, 1996 and 1995

(1) Continued

     (g) Financial Instruments Fair Value, Concentration of Business and Credit Risks

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

     (h)  Income Taxes

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

     (i)  Cash Flows

               For purposes of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

     (j)  Earnings Per Common Share

               Earnings per common share has been computed based upon the weighted average number of common shares outstanding during the years presented.

     (k)  Reclassifications

               Certain amounts from 1995 and 1994 have been reclassified to conform with the 1996 presentation.



                                                                     (Continued)

                               TNR TECHNICAL, INC.

                          Notes to Financial Statements

                             July 31, 1996 and 1995

(2) Short-Term Investments

     Short-term investments in 1996 and 1995 consist of the following:


                      Description                Face Value       Price           Maturity                Balance
                      -----------                ----------       -----           --------                -------
        1996:
        -----
        United States Treasury Bill               $   350,000     99-1/2           08-29-96              $   348,250
                                                                                                         ===========

        1995:
        -----
        United States Treasury Bill               $   100,000     99-5/8           08-24-95              $    99,625
        United States Treasury Bill                   100,000     99-1/2           08-31-95                   99,500
        United States Treasury Bill                    65,000     99-1/4           11-16-95                   63,862
        United States Treasury Bill                    75,000     99-1/8           11-30-95                   73,594
        United States Treasury Bill                   175,000     97-7/8           12-14-95                  171,282
                                                                                                         -----------
                                                                                                         $   507,863
                                                                                                         ===========


(3) Inventories

     Inventories consist of the following:

                                                                                     1996                    1995
                                                                                     ----                    ----
      Finished goods                                                            $    430,061                 706,430
      Work-in-process                                                                   -                       -
      Purchased parts and material                                                    10,525                   9,008
                                                                                ------------                 -------
                                                                                $    440,586                 715,438
                                                                                ============                 =======

(4) Property and Equipment

     Property and equipment consists of the following:

                                                                                     1996                   1995
                                                                                     ----                   ----

      Machinery and equipment                                                   $    164,450                 114,605
      Leasehold improvements                                                          23,467                   3,701
                                                                                ------------                 -------
                                                                                     187,917                 118,306

      Less:  Accumulated depreciation and amortization                                78,121                  61,429
                                                                                ------------                 -------
                                                                                $    109,796                  56,877
                                                                                ============                 =======

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

     No options have been granted under the Plan as of July 31, 1996.


(6) Income Taxes

     The income tax provision (benefit) for the years ended December 31, 1996, 1995 and 1994 consists of the following:

                                  1996         1995         1994
                               ---------    ---------    ---------
              Current:
                 Federal       $    --           --           --
                 State             9,035       11,000        7,500
                               ---------    ---------    ---------

                                   9,035       11,000        7,500
                               ---------    ---------    ---------
              Deferred:
                 Federal          40,000     (250,000)        --
                 State              --           --           --
                               ---------    ---------    ---------
                                  40,000     (250,000)        --
                               ---------    ---------    ---------
                       Total   $  49,035     (239,000)       7,500
                               =========    =========    =========





                                                                     (Continued)

                               TNR TECHNICAL, INC.

                          Notes to Financial Statements

                             July 31, 1996 and 1995


(6) Continued

     Income tax expense (benefit) attributable to income before income tax differed from the amount computed by applying the U.S. Federal income tax rate of 34% to income (loss) from operations before income taxes as a result of the following:


                                                                      1996         1995         1994
                                                                    ---------    ---------    ---------

       Computed "expected" tax expense                              $  62,700       67,700       53,000
       Increase (reduction) in income tax expense (benefit)
         resulting from:
            State income taxes, net of federal income tax benefit
                                                                        6,000        7,000        5,500
            Utilization of net operating loss carryforwards              --        (52,500)     (39,000)
            Rate differences                                          (19,965)     (11,200)     (12,000)
            Reduction in valuation allowance                             --       (250,000)        --
                                                                    ---------    ---------    ---------
                                                                    $  49,035     (239,000)       7,500
                                                                    =========    =========    =========


     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at July 31, 1996 and 1995 are presented below:


                                                                               1996                   1995
                                                                               ----                   ----
       Deferred tax assets:
           Inventories, principally due to additional costs
            inventoried for tax purposes                                    $      8,000              11,000
           Accounts receivable, due to allowance for uncollectible
            accounts                                                               5,000               4,000
           Net operating losses                                                  197,000             235,000
                                                                            ------------             -------
                                                                                 210,000             250,000
       Less valuation allowance                                                     -                  -
                                                                            ------------             -------
                 Total                                                      $    210,000             250,000
                                                                            ============             =======




                                                                     (Continued)

                               TNR TECHNICAL, INC.

                          Notes to Financial Statements

                             July 31, 1996 and 1995


(6) Continued

     Deferred taxes are presented in the accompanying balance sheets as:

                                                    1996                1995
                                                    ----                ----

      Current deferred tax assets             $      13,000            15,000
      Noncurrent deferred tax assets                197,000           235,000
                                              -------------           -------
                                              $     210,000           250,000
                                              =============           =======

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

     At July 31, 1996, the Company has net operating loss carryforwards of approximately $780,000 which will expire as follows:

             Year Ending July 31,
             --------------------
                     2002                            $   150,000
                     2003                                380,000
                     2004                                250,000





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


(9) Supplementary Information

                                                  1996      1995      1994
                                                 -------   -------   -------

Advertising costs                                $37,244    56,810    78,249
Provision for doubtful accounts                   24,820     6,000    20,721

The provision for doubtful accounts and advertising costs are included in selling, general and administrative costs in the accompanying statements of operations.

                               TNR TECHNICAL, INC.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               TNR TECHNICAL, INC.
                                         -----------------------------------
                                                  (Registrant)

Dated: March 6, 1997

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