Form 10-Q
period 1997-01-31
TNR TECHNICAL INC
filed 1997-03-17
CIK 723615

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

  [X]            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended January 31, 1997

                                       OR

  [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from                    to
                                   ------------------    ------------------

Commission File Number: 0-13011
-------------------------------

                              TNR TECHNICAL, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          New York                                   11-2565202
--------------------------------         ------------------------------------
(State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)

301 Central Park Drive
Sanford, Florida                                            32771
----------------------------------------                 ------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number,
including area code:                                    (407) 321-3011
                                                       ----------------

                                      None
-------------------------------------------------------------------------------
         (Former name, former address and former fiscal year if changed since last report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                          Yes  x  .  No     .
                             -----     -----

262,092 Common Shares, $.0001 par value were issued and outstanding at March
7, 1997.
-------------------------------------------------------------------------------

                              TNR TECHNICAL, INC.

                                     INDEX



                                                                       Page
                                                                      Number
                                                                      ------
PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Balance Sheets
                January 31, 1997 (Unaudited)
                and July 31, 1996                                       3-4

              Statements of Operations
                Three and Six Months ended
                January 31, 1997 and
                January 31, 1996 (Unaudited)                              5

              Statements of Cash Flows
                Six Months ended January 31, 1997
                and January 31, 1996 (Unaudited)                          6

              Notes to Financial Statements (Unaudited)                   7

     Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                              8-9

PART II. OTHER INFORMATION                                               10

SIGNATURES                                                               10

                              TNR TECHNICAL, INC.

                                 Balance Sheets




                                     ASSETS

                                                                 July 31,          January 31,
                                                                  1996                1997
                                                                                   (Unaudited)
                                                              --------------------------------
Current assets:
     Cash and cash equivalents                                $  426,320               11,625
     Short-term investments                                      348,250              632,936
     Accounts receivable - trade, less allowance
         for doubtful accounts                                   442,181              476,034
     Income taxes receivable                                       1,685                2,307
     Inventories                                                 440,586              669,673
     Prepaid expenses and other current assets                     5,198               39,440
     Deferred income taxes                                        13,000                6,000
                                                              ----------           ----------
         Total current assets                                  1,677,220            1,838,015

Deferred income taxes                                            197,000              197,000
Property and equipment, at cost, net of accumulated
    depreciation and amortization                                109,796              116,875
Deposits                                                          13,383               12,714
                                                              ----------           ----------
                                                              $1,997,399            2,164,604
                                                              ==========           ==========



                                                                   (Continued)

                               TNR TECHNICAL, INC.

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                     July 31,            January 31,
                                                                      1996                 1997
                                                                                        (Unaudited)
                                                                 ----------------------------------
Current liabilities:
     Accounts payable                                            $    61,077                178,897
     Accrued expenses and taxes                                       46,508                 63,462
                                                                 -----------             ----------
         Total current liabilities                                   107,585                242,360
                                                                 -----------             ----------
Shareholders' equity:
     Common stock - $.02 par value, authorized 500,000
         shares; issued 301,581 shares                                 6,032                  6,032
     Additional paid in capital                                    2,640,001              2,640,001
     Retained earnings                                              (561,949)              (528,583)
     Treasury stock;  39,393 shares at cost                         (194,270)              (195,206)
                                                                 -----------             ----------
         Total shareholders' equity                                1,889,814              1,922,244
                                                                 -----------             ----------
                                                                 $ 1,997,399              2,164,604
                                                                 ===========             ==========

See accompanying notes to financial statements.

------------------------------------------------------------------------------
                               TNR TECHNICAL, INC.
------------------------------------------------------------------------------

                            Statements of Operations

                                                               Three Months Ended                     Six Months Ended
                                                                   January 31,                           January 31,
                                                           1996               1997                1996                 1997
                                                       (Unaudited)         (Unaudited)         (Unaudited)         (Unaudited)
                                                       -----------------------------------------------------------------------
Revenues:
     Net sales                                          $ 972,791             951,003           1,842,155           1,882,748
                                                        ---------             -------           ---------           ---------
Costs and expenses:
     Cost of goods sold                                   722,133             701,488           1,367,128           1,372,461
     Selling, general and administrative                  216,975             214,029             448,160             406,942
                                                        ---------             -------           ---------           ---------
                                                          939,108             915,517           1,815,288           1,779,403
                                                        ---------             -------           ---------           ---------
Operating income                                           33,683              35,486              26,867             103,345

Non-operating revenue (expense)
     Interest income                                        7,858               7,570              15,999              14,945
                                                        ---------             -------           ---------           ---------
Income before income taxes                                 41,541              43,056              42,866             118,290

Provision for income taxes                                  9,500              15,800               9,500              33,300
                                                        ---------             -------           ---------           ---------
Net income                                              $  32,041              27,256              33,366              84,990
                                                        =========             =======           =========           =========
Net income per common share                             $     .12                 .10                 .13                 .32
                                                        =========             =======           =========           =========
Weighted average number of shares outstanding             262,422             262,305             262,422             262,355
                                                        =========             =======           =========           =========


See accompanying notes to financial statements.

                               TNR TECHNICAL, INC.

                            Statements of Cash Flows

                                                                                            Six Months Ended
                                                                                               January 31,
                                                                                       1997                 1996
                                                                                    (Unaudited)          (Unaudited)
                                                                                    --------------------------------
Cash flows from operating activities
     Net income                                                                       $  33,366               84,990
     Adjustments to reconcile net income to net cash
         provided by operating activities:
           Depreciation and amortization                                                 15,903                9,600
           Deferred income taxes                                                          7,000               27,000
           Changes in operating assets and liabilities:
                Accounts receivable                                                     (33,853)             (92,569)
                Income taxes receivable                                                    (622)                 -
                Inventories                                                            (229,087)              69,187
                Prepaid expenses and other assets                                       (33,573)             (20,921)
                Accounts payable and accrued expenses                                   134,775              (34,257)
                                                                                      ---------             --------
                Net cash provided by (used in)
                   operating activities                                                (106,091)              43,030
                                                                                      ---------             --------
Cash flows from investing activities
     Purchases of short-term investments                                               (982,822)            (705,685)
     Maturities of short-term investments                                               698,136              700,835
     Purchase of property and equipment                                                 (22,982)              (1,760)
     Purchase of treasury stock                                                            (936)                --
                                                                                      ---------             --------
                Net cash used in investing activities                                  (308,604)              (6,610)
                                                                                      ---------             --------
                Increase (decrease) in cash and cash equivalents                       (414,695)              36,420

Cash and cash equivalents - Beginning of period                                         426,320              100,298
                                                                                      ---------             --------
Cash and cash equivalents - End of period                                             $  11,625              136,718
                                                                                      =========             ========

See accompanying notes to financial statements.

                               TNR TECHNICAL, INC.

                          Notes to Financial Statements


(1) Presentation of Unaudited Financial Statements

    The unaudited financial statements have been prepared in accordance with rules of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. The information furnished, in the opinion of management, reflects all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of January 31, 1997, and results of operations and cash flows for the three and six month periods ended January 31, 1997 and 1996. The results of operations are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole.


(2) Sales to Major Customers

    During the six months ended January 31, 1997 and 1996, no customer accounted for more than 10% of total revenues.


(3) Inventories

    Inventories consist of the following:

                                         July 31,         January 31,
                                          1996              1997
                                                         (Unaudited)
                                        ---------------------------
Finished goods                          $430,061            645,719
Work in process                            --                12,500
Purchased parts and materials             10,525             11,454
                                        --------            -------
                                        $440,586            669,673
                                        ========            =======

          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations

Liquidity and Capital Resources

         Working capital amounted to $1,595,655 at January 31, 1997 as compared to $1,569,635 at July 31, 1996. Cash and short term investments amounted to $644,561 at January 31, 1997 as compared to $774,570 at July 31, 1996. As more fully described under the Company's statements of cash flows in the accompanying financial statements, net cash provided by (used in) operating activities for the six months ended January 31, 1997 and 1996 was ($106,091) and $43,030, respectively. For the six months ended January 31, 1997, cash was used in operating activities as a result of increases in inventories, accounts receivable and prepaid expenses partially offset by the Company's net income and increases in payables and accrued expenses. The substantial increase in inventory is primarily due to low inventory levels at July 31, 1996 in anticipation of the Company's move to its new facilities in Sanford, Florida in the summer of 1996. Accounts payable and accrued expenses increased substantially during this period as a result of increased inventory purchases. For the six months ended January 31, 1996, cash was provided by operating activities due to the Company's net income and decreases in inventories partially offset by increases in receivables and prepaid expenses and decreases in payables and accrued expenses. The increase in accounts receivable and decrease in inventories was due primarily to increased sales of the Company's products during this period. During the six months ended January 31, 1997 and 1996, cash was used in investing activities to fund purchases of property and equipment and to increase its investment in short term investment vehicles.

         The Company's short term and long term liquidity needs have been satisfied from internal sources including cash from operations and amounts available from the Company's working capital. During the balance of fiscal 1997 and on a long term basis, management expects this trend to continue. There are no material commitments for capital expenditures or any long term credit arrangements.

Results of Operations

         Net sales for the three months ended January 31, 1997 were $972,791, an increase of $21,788 or approximately 2% from the comparable period of the prior year. The increase in sales for the three months ended January 31, 1997 was primarily due to increases in sales to existing and new customers. During the six months ended January 31, 1997, net sales were $1,842,155, a decrease of $40,593 or approximately 21% from the comparable period of the prior year. The decrease in sales for the six months ended January 31, 1997 resulted primarily from the Company's move to Sanford, Florida and a reduction in sales from existing customers. During the three months ended January 31, 1997 and January 31, 1996, no customer accounted for more than 10% of total revenues. The Company's gross margin for the three months ended January 31, 1997 remained relatively unchanged from the comparable period of the prior year. The Company's gross margin for the six months ended January 31, 1997 decreased by approximately 1% as compared to the comparable period of the prior year primarily due to changes in the mix of product sales.

         Operating (selling, general and administrative) expenses when expressed as a percentage of net sales remained relatively constant for the three months ended January 31, 1997 as compared to the comparable period of the prior year. Operating expenses, when expressed as a percentage of net sales increased approximately 2.5% for the six months ended January 31, 1997 from the comparable period of the prior year. The increase was due primarily to a reduction in sales and an increase in administrative office costs. During the past three years, the Company did not charge its operations with any research and development costs.

         Net income for the three months ended January 31, 1997 was $32,041 as compared to $27,256 for the comparable period of the prior year. Net income for the six months ended January 31, 1997 was $33,366 as compared to $84,990 for the comparable period of the prior year.

         Management of TNR Technical, Inc. has received a number of comments from its odd lot stockholders regarding the costs associated with the sale of their odd lots. Further, Management would like to reduce TNR's expense of maintaining mailings to odd lot holders. Accordingly, TNR will from time-to-time privately purchase from odd lot holders of its common stock, such odd lots (i.e. 99 shares or less) from its stockholders of record on December 15, 1995 so long as such purchases would not have the effect of reducing TNR's record holders to 500 or less. The purchase price to be paid will be based upon the closing asked price on the NASD electronic bulletin board of TNR's Common Stock for the preceding trading day. Stockholders will not be permitted to breakup their stockholdings into odd lots and stockholders or their legal representatives must affirm to TNR that the odd lot shares submitted for payment represent the stockholder's entire holdings and that such holdings do not exceed 99 shares. (This offer shall be open to all odd lot beneficial holders even those held in street or nominee name so long as the proper representations can be obtained satisfactory to TNR that the shares are odd lot shares, were owned by the beneficial stockholder as of December 15, 1995 and represent such stockholder's entire holdings of TNR). This offer will not be valid in those states or jurisdictions where such offer or sale would be unlawful.

                          PART II -- OTHER INFORMATION


Item 1.  Legal Proceedings:      None

Item 2.  Changes in Securities:  None

Item 3.  Defaults Upon Senior Securities:  None

Item 4.  Submission of Matters to a Vote of Security Holders:  None

Item 5.  Other Information:   None

Item 6.  Exhibits and Reports on Form 8-K:

         (a)  Exhibits

              11  Earnings per share -- included in the Statements of Operations

              27  Financial Data Schedule

         (b) During the quarter ended January 31, 1997 no report on Form 8-K was filed or required to be filed.


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

Dated: March 13, 1997

                                   /s/ Jerrold Lazarus
                                   ---------------------------------------
                                   Jerrold Lazarus (Chairman of the
                                   Board, Chief Executive Officer,
                                   Chief Accounting and Financial
                                   Officer and Treasurer)