Form 10-Q
period 1997-04-30
TNR TECHNICAL INC
filed 1997-06-13
CIK 723615

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 [X]               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended April 30, 1997

                                       OR

 [ ]           TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

Commission File Number:  0-13011
--------------------------------

                               TNR TECHNICAL, INC.
              ----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          New York                                      11-2565202
          --------                                      ----------
(State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)

301 Central Park Drive
Sanford, Florida                                            32771
----------------                                            -----
(Address of principal executive offices)                 (Zip  Code)

Registrant's telephone number,
including area code:                                   (407) 321-3011
                                                        -------------
                                      None
-------------------------------------------------------------------------------

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

                             Yes [x]    No [ ]


262,026 Common Shares, $.0001 par value were issued and outstanding at April 30, 1997.

                               TNR TECHNICAL, INC.
                               -------------------


                                      INDEX
                                      -----

                                                                          Page
                                                                        Number
                                                                        ------


PART I.  FINANCIAL INFORMATION

         Item 1.    Financial Statements

                    Balance Sheets
                      April 30, 1997 (Unaudited)                           3
                      and July 31, 1996

                    Statements of Operations
                      Three and Nine Months ended
                      April 30, 1997 (Unaudited) and
                      April 30, 1996 (Unaudited)                           4

                    Statements of Cash Flows
                      Nine Months ended April 30, 1997 (Unaudited)
                      and April  30, 1996 (Unaudited)                      5

                    Notes to Financial Statements (Unaudited)              6


         Item 2.    Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations                                           7-8


PART II.          OTHER INFORMATION                                        9


SIGNATURES                                                                 9
                                        2

                               TNR TECBNICAL, INC.
                                 Balance Sheets

                                     Assets


                                                                                       July 31,1996           April 30, 1997
                                                                                                               (Unaudited)
                                                                                        -----------             ---------
             Current assets:
                Cash and cash equivalents                                               $   426,320               663,542
                Short-term investments                                                      348,250                24,317
                Accounts receivable - trade, less allowance for doubtful
                  accounts                                                                  442,181               545,942
                Income taxes receivable                                                       1,685                 1,147
                Inventories                                                                 440,586               556,895
                Prepaid expenses and other current assets                                     5,198                32,924
                Deferred income taxes                                                        13,000                13,000
                                                                                        -----------             ---------
                         Total current assets                                             1,677,220             1,837,767

             Deferred income taxes                                                          197,000               172,000

              Property and equipment, at cost, net of accumulated
               depreciation and amortization                                                109,796               114,490
              Deposits                                                                       13,383                12,713
                                                                                        -----------             ---------
                         Total assets                                                   $ 1,997,399             2,136,970
                                                                                        ===========             =========
                                               Liabilities and Shareholders' Equity
              Current liabilities:
                 Accounts payable                                                       $    61,077               146,240
                 Accrued expenses                                                            46,508                23,506
                                                                                        -----------             ---------
                          Total current liabilities                                         107,585               169,746
                                                                                        -----------             ---------
              Shareholders' equity:
                 Common stock - $.02 par value, authorized 500,000
                  shares; issued 301,581 shares                                               6,032                 6,032
                 Additional paid in capital                                               2,640,001             2,640,001
                 Retained earnings                                                         (561,949)             (482,891)
                 Treasury stock - 39,159 and 39,571 shares at July 31,
                    1996 and April 30, 1997, respectively                                 (194,270)              (195,918)
                                                                                        -----------             ---------
                           Total shareholders' equity                                     1,889,814             1,967,224
                                                                                        -----------             ---------
                                                                                        $ 1,997,399             2,136,970
                                                                                        ===========             =========

                See accompanying notes to financial statements.

                               TNR TECHNICAL, INC.

                            Statements of Operations


                                                                     Three Months Ended                    Nine Months Ended
                                                                          April 30,                             April 30,
                                                                   1997              1996              1997                1996
                                                               (Unaudited)        (Unaudited)        (Unaudited)       (Unaudited)
                                                               ------------------------------------------------------------------
    Revenues:
        Net sales                                             $ 1,179,161             942,930         3,021,316         2,825,678
                                                              -----------            --------         ---------         ---------
    Costs and expenses:
        Cost of goods sold                                        882,176             685,587         2,249,304         2,058,048
        Selling, general and administrative                       236,638             193,358           684,798           600,300
                                                              -----------            --------         ---------         ---------
                                                                1,118,814             878,945         2,934,102         2,658,348
                                                              -----------            --------         ---------         ---------

              Operating income                                     60,347              63,985            87,214           167,330

     Non-operating revenue (expense):
        Interest income                                             6,845               6,721            22,844            21,666
                                                              -----------            --------         ---------         ---------
                 Income before income taxes                        67,192              70,706           110,058           188,996

     Provision for income taxes                                    21,500              27,600            31,000            60,900
                                                              -----------            --------         ---------         ---------

              Net income                                      $    45,692              43,106            79,058           128,096
                                                              ===========            ========         =========         =========
     Net income per share                                     $       .17                 .16               .30               .49
                                                              ===========            ========         =========         =========
     Weighted average number of shares
        outstanding                                               262,094             262,422           262,267           262,422
                                                              ===========            ========         =========         =========

            See accompanying notes to financial statements.

                               TNR TECHNICAL, INC.

                            Statements of Cash Flows


                                                                                          Nine Months Ended
                                                                                               April 30,
                                                                                      1997                1996
                                                                                  (Unaudited)          (Unaudited)
                                                                                  -----------          -----------
            Cash flows from operating activities:
              Net income                                                            $ 79,058              128,096
              Adjustments to reconcile net income to net cash
                provided by operating activities:
                 Depreciation and amortization                                        23,855               16,395
                 Deferred income taxes                                                25,000               51,000
                  Changes in operating assets and liabilities:
                    Accounts receivable                                             (103,761)             (25,819)
                    Deposits                                                             670                   --
                    Inventories                                                     (116,309)             207,291
                    Prepaid expenses and other assets                                (27,726)             (14,924)
                    Income taxes receivable                                              538                   --
                    Accounts payable and accrued expenses,                            62,161             (173,586)
                                                                                   ---------           ----------
                       Net cash provided by (used in) operating activities           (56,514)             188,453
                                                                                   ---------           ----------

             Cash flows from investing activities :
               Purchases of short term investments                                (1,007,817)          (1,047,306)
               Maturities of short term investments                                1,331,750            1,211,294
               Purchase of property and equipment                                    (28,549)             (11,704)
               Purchase of treasury stock                                             (1,648)                   -
                                                                                   ---------           ----------
                       Net cash provided by investing activities                     293,736              152,284
                                                                                   ---------           ----------
              Increase in cash and cash equivalents                                  237,222              340,737

              Cash and cash equivalents - beginning of period                        426,320              100,298
                                                                                   ---------           ----------
              Cash and cash equivalents - end of period                            $ 663,542              441,035
                                                                                   =========           ==========

               See accompanying notes to financial statements.

                              TNR TECHNICAL, INC.

                         Notes to Financial Statements

(1)  Presentation of Unaudited Financial Statements
     ----------------------------------------------

     The unaudited financial statements have been prepared in accordance with rules of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. The information furnished, in the opinion of management, reflects all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of April 30, 1997, and results of operations and cash flows for the three and nine month periods ended April 30, 1997 and 1996. The results of operations are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole.

(2)  Sales to Major Customers
     ------------------------

     During the nine months ended April 30, 1997 and 1996, no customer accounted for more than 10% of total revenue.

(3)  Inventories
     -----------

    Inventories consist of the following:

                                                   April 30, 1997
                                July 31, 1996        (Unaudited)
                                ---------------------------------

    Finished goods                 $430,061            533,895
    Work in process                       -              9,500
    Purchased parts and materials    10,525             13,500
                                   --------            -------
                                   $440,586            556,895
                                   ========            =======

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

Liquidity and Capital Resources
-------------------------------

         Working capital amounted to $1,668,021 at April 30, 1997 as compared to $1,569,635 at July 31, 1996. Cash and short term investments amounted to $687,859 at April 30, 1997 as compared to $774,570 at July 31, 1996. As more fully described under the Company's statements of cash flows in the accompanying financial statements, net cash provided by (used in) operating activities for the nine months ended April 30, 1997 and 1996 was $(56,514) and $188,453, respectively. For the nine months ended April 30, 1997, cash was used in operating activities as a result of increases in inventories, accounts receivable and prepaid expenses partially offset by the Company's net income and increases in payables and accrued expenses. The substantial increase in inventory is primarily due to low inventory levels at July 31, 1996 in anticipation of the Company's move to its new facilities in Sanford, Florida in the summer of 1996. Accounts payable and accrued expenses increased substantially during this period as a result of increased inventory purchases. For the nine months ended April 30, 1996, cash was provided by operating activities due to the Company's net income and decreases in inventories partially offset by increases in receivables and prepaid expenses and decreases in payables and accrued expenses. The increase in accounts receivable and decrease in inventories was due primarily to increased sales of the Company's products during this period. During the nine months ended April 30, 1997 and 1996, cash was provided by maturities of short term investments to fund purchases of property and equipment and to increase its investment in short term investment vehicles.

         The Company's short term and long term liquidity needs have been satisfied from internal sources including cash from operations and amounts available from the Company's working capital. During the balance of fiscal 1997 and on a long term basis, management expects this trend to continue. There are no material commitments for capital expenditures or any long term credit arrangements.

Results of Operations
---------------------

         Net sales for the three months ended April 30,1997 were $1,179,161 an increase of $236,231 or approximately 25% from the comparable period of the prior year. The increase in sales for the three months ended April 30,1997 was primarily due to increases in sales to existing and new customers. During the nine months ended April 30,1997, net sales were $3,021,316, an increase of $195,638 or approximately 7% from the comparable period of the prior year. The increase in sales for the nine months ended April 30, 1997 resulted primarily from increases in sales to existing and new customers. During the three months ended April 30,1997 and April 30,1996, no customer accounted for more than 10% of total revenues. The Company's gross margin for the three and nine months ended April 30,1997 decreased by approximately 2% as compared to the comparable periods of the prior year primarily due to changes in the mix of product sales. The Company closed its retail store in order to concentrate its resources on value added battery packs and wholesale customers.

         Operating (selling, general and administrative) expenses when expressed as a percentage of net sales remained relatively constant for the three months ended April 30, 1997 as compared to the comparable period of the prior year. Operating expenses, when expressed as a percentage of net sales increased approximately 2% for the nine months ended April 30, 1997 from the comparable period of the prior year. The increase was due primarily to increases in rent, advertising and administrative office expenses. During the past three years, the Company did not charge its operations with any research and development costs.

         Net income for the three months ended April 30, 1997 was $45,692 as compared to $43,106 for the comparable period of the prior year. Net income for the nine months ended April 30, 1997 was $79,058 as compared to $128,096 for the comparable period of the prior year.

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

                           PART II - OTHER INFORMATION
                           ---------------------------

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

Item 5.           Other Information:                 None

Item 6.           Exhibits and Reports on Form 8-K:

                  (a)      Exhibits

                           11 Earnings per share - included in the Statements of Operations

                           27   Financial Data Schedule

                  (b) During the quarter ended April 30, 1997 no report on Form 8-K was filed or required to be filed.


                               TNR TECHNICAL, INC.
                               -------------------


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   TNR TECHNICAL, INC.
                                      -----------------------------------------
                                                      (Registrant)
Dated: June 13, 1997
                                      /s/ Jerrold Lazarus
                                      -----------------------------------------
                                      Jerrold Lazarus (Chairman of the Board,
                                      Chief Executive Officer, Chief Accounting
                                      and Financial Officer and Treasurer)