Form 10-K
period 1997-07-31
TNR TECHNICAL INC
filed 1997-10-27
CIK 723615

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

  {X}     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
          THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                    For the fiscal year ended July 31, 1997
                    ---------------------------------------
                                      OR

  { } TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

Commission File Number:  0-13011
--------------------------------

                               TNR TECHNICAL, INC.
             (Exact name of Registrant as specified in its charter)

          New York                                          11-2565202
------------------------------                       ----------------------
(State of jurisdiction of                                  (I.R.S. Employer
 incorporation or organization)                      Identification Number)

301 Central Park Drive
Sanford, Florida                                                32771
------------------------------                                 ------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number,
including area code:                                       (407) 321-3011
                                                           --------------

Securities registered pursuant to Section 12(b) of the Act:

                                      None
--------------------------------------------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.02 Par Value
--------------------------------------------------------------------------------
                                (Title of Class)


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

         As of September 30, 1997, the number of shares held by non-affiliates was approximately 155,000 shares. Due to the limited market for the Company's Common Stock, no value has been attributed to the shares held by non-affiliates.

         The number of shares outstanding of the issuer's Common Stock, as of September 30, 1997 was 261,997.

                                     PART I
Item 1.    Business
-------    --------

General
-------

         TNR Technical, Inc. (the "Company") was incorporated on October 4, 1979 under the laws of the State of New York. The Company designs, assembles and markets high technology batteries, multi-cell battery packs and rechargeable power supplies to a variety of industrial markets. The Company is an authorized distributor for several major battery manufacturers, which products are distributed nationally by Company and are sold at its retail store. The Company's business is conducted principally at its two facilities in Sanford, Florida and Irvine, California.

Industrial and Distribution Programs
------------------------------------

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

         Sales under industrial and distribution programs accounted for substantially all of the Company's total revenues during the Company's past three fiscal years and no one customer accounted for 10% or more of the Company's total revenues during these years. At July 31, 1997 and 1996, the Company had no significant backlog.

Retail Program
--------------

         The Company previously maintained a retail store consisting of approximately 300 square feet in Sanford, Florida where the Company sold (I) nickel-cadmium and sealed lead-acid batteries and (ii) lithium cells and batteries under the name "Your Battery Store." In its retail store, the Company offered to consumers the same products that it sells directly to the industrial users and wholesalers. The Company promoted its retail store by advertising in the local yellow pages and newspapers. In April 1997, the Company closed its retail store to concentrate its efforts on its wholesale operations.

Competition
-----------

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

Employees
---------

         At September 10, 1997, the Company had twenty-seven employees which include nine salespersons (including two executive officers), four clerical persons, two warehouse and shipping personnel and ten factory workers.

Item 2.    Properties
-------    ----------

         The Company's principal executive office, sales, distribution and assembly facility is located at 301 Central Park Drive, Sanford, Florida 32771. These facilities, which consist of approximately 8,000 square feet of space, are leased from RKW Holdings Ltd., a Florida Limited Partnership, controlled by Wayne Thaw, an executive officer and director of the Company. The Florida lease provides for a term of ten years with a base annual rent of $59,800 in year one of the term with annual increases of five percent over the preceding year's base rent. The Company is also responsible for the payment of all sales, use and other taxes related to the leased facilities. The Company also leases a sales, distribution and assembly facility at 17779 Main Street, Irvine, California 92614. These facilities consist of 1,620 square feet of space. The California lease expires on June 14, 1998 unless extended by the Company for up to one additional year. The Company pays a base rent of approximately $1,225 per month. The Company owns production equipment, primarily welding, soldering, testing, pneumatic and material handling equipment, and inspection equipment which has been sufficient for its needs to date.

Item 3.    Legal Proceedings
-------    -----------------

         There are no material legal proceedings to which the Company is a party.

Item 4.    Submission of Matters to a Vote of Security Holders.
-------    ----------------------------------------------------

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1997.

                                     PART II

Item 5.    Market for Registrant's Securities and Related Stockholder Matters.
-------    -------------------------------------------------------------------

     (a)   Principal Market and Stock Prices.
           ---------------------------------

         The Company's Common Stock may be quoted in the over-the-counter market. The closing high and low bid prices of the Common Stock, as reported by National Quotation Bureau, Incorporated are shown below for the Company's last two fiscal years.

                                             High                       Low
                                             ----                       ---
Fiscal 1997
-----------

First Quarter                               $ 3.44                     $ 3.13
Second Quarter                              $ 3.44                     $ 3.00
Third Quarter                               $ 3.38                     $ 3.00
Fourth Quarter                              $ 3.38                     $ 3.38

Fiscal 1996
-----------

First Quarter                               $ 3.50                     $ 3.25
Second Quarter                              $ 3.50                     $ 3.25
Third Quarter                               $ 3.50                     $ 3.00
Fourth Quarter                              $ 3.25                     $ 3.00

          The foregoing quotations represent approximately inter-dealers prices, without retail markup, markdown or commission and do not represent actual transactions. Such quotations should not be viewed as necessarily indicative of the price that could have been obtained on that date for a substantial number of securities due to the limited market and trading volume for the Company's securities. On August 28, 1997, the last sale was $3.38.

         The approximate number of holders of record of the Company's Common Stock, as of September 10, 1997 was 1,536 as supplied by the Company's transfer agent, American Stock Transfer Company, 40 Wall Street, New York, NY 10005.

         No cash dividends have been paid by the Company on its Common Stock and no such payment is anticipated in the foreseeable future.

Item 6.
                             SELECTED FINANCIAL DATA

The following selected financial data has been derived from the Company's financial statements which have been examined by independent certified public accountants, as indicated in their reports included elsewhere herein. Such financial statements should should be read in conjunction with the following financial data.

Statement of Operations Summary:
--------------------------------

===================================================================================================================================
                    Year Ended             Year Ended              Year Ended               Year Ended               Year Ended
                    July 31, 1997          July 31, 1996           July 31, 1995            July 31, 1994            July 31, 1993
                    -------------          -------------           -------------            -------------            -------------
Net sales             $4,239,423          $3,792,537                $3,710,805               $3,585,872              $2,804,053
-----------------------------------------------------------------------------------------------------------------------------------
Net income                88,701             135,398(1)                437,982(1)               148,238                 129,963
-----------------------------------------------------------------------------------------------------------------------------------
Net income per
share                        .34                 .52                      1.67                      .56                     .50
-----------------------------------------------------------------------------------------------------------------------------------
Cash dividends                -0-                 -0-                       -0-                      -0-                     -0-
===================================================================================================================================

Balance Sheet Data:
-------------------

===================================================================================================================================

                      July 31, 1997           July 31, 1996            July 31, 1995        July 31,1994         July 31, 1993
                      -------------           -------------            -------------        ------------         -------------
Working capital        $1,677,501              $1,569,635                $1,456,548           $1,272,929           $1,129,220
-----------------------------------------------------------------------------------------------------------------------------------
Total Assets            2,265,123               1,997,399                 2,022,611            1,532,215            1,364,331
-----------------------------------------------------------------------------------------------------------------------------------
Long-term debt
(including capital
leases)                        -0-                     -0-                       -0-                  -0-                  -0-
-----------------------------------------------------------------------------------------------------------------------------------
Total Shareholders'
equity                  1,976,751               1,889,814                 1,754,416            1,316,434            1,168,196
===================================================================================================================================

(1) Includes a credit for income taxes of $239,000. See "Note 6 in Notes to Financial Statements."

Item 7.    Managements Discussion and Analysis of
-------    --------------------------------------
           Financial Condition and Results of Operations.
           ----------------------------------------------

Liquidity and Capital Resources
-------------------------------

         Working capital amounted to $1,677,501 at July 31, 1997 as compared to $1,569,635 at July 31, 1996 as compared to $1,456,548 at July 31, 1995. Cash and short-term investments amounted to $556,468 at July 31, 1997 as compared to $774,570 at July 31, 1996 as compared to $608,161 at July 31, 1995. As more fully described in the "Statements of Cash Flows" included in the Company's Financial Statements elsewhere herein, net cash provided by (used in) operating activities for the fiscal years ended July 31, 1997, July 31, 1996 and July 31, 1995 were ($166,403), $242,858, and ($83,021), respectively.

           During 1997, 1996 and 1995, the Company's net income contributed to cash flows from operating activities. In 1997 net cash was used in operating activities primarily as a result of substantial increases in accounts receivable and inventories partially offset by the Company's net income and increases in accounts payable. The substantial increase in inventory is primarily due to low inventory levels at July 31, 1996 in anticipation of the Company's move to its new facilities in Sanford, Florida in the summer of 1996. During 1997, net cash was provided by investing activities as a result of reduction in short term investments partially offset by purchase of property and equipment.

           In 1996, cash flow from operating activities was increased substantially by decreases in inventories partially offset by increases in accounts receivable. The substantial decrease in inventory is primarily due to the Company's move to its new facilities as described above. With respect to accounts payable, the balance of accounts payable was decreased approximately $150,000 during the year ended July 31, 1996, as a result of the availability of cash which was primarily caused by substantially decreased levels of inventory purchases for the reasons discussed above. During 1996, net cash was provided by investing activities as a result of reduction in short term investments partially offset by purchase of property and equipment.

         In 1995, cash was used in operating activities primarily as a result of increases in inventories and deferred income taxes partially offset by the Company's net income. Management purchased larger than customary volumes of product during the latter half of 1995 primarily to take advantage of certain price breaks offered at the time and in anticipation of increased sales in fiscal 1996 over fiscal 1995. In early 1996 as a result of strong, but not dramatically increased sales, further purchases of inventory were substantially reduced which caused inventory levels to decrease to more manageable and appropriate level given the volume of sales experienced over the past three years. During 1995, net cash was used in investing activities to increase short term investments and purchase property and equipment. During the past three years, the Company did not have any external sources of financing.
                                        6

         During the past three years, the Company's liquidity needs has been satisfied from internal sources including cash from operations and amounts available from the Company's working capital. During fiscal 1998, Management expects this trend to continue. There are no material commitments for capital expenditures or any long-term credit arrangements as of July 31, 1997.

Results of Operations
---------------------

         Sales for 1997 increased $446,886 or approximately 12% as compared to fiscal 1996. Sales for 1996 increased by approximately $82,000 or 2% as compared to fiscal 1995. The sales increases were due to increased demand for the Company's products from the Company's existing client base and from new customers. During the past three years, no customer accounted for more than 10% of revenues. The Company's gross margin fluctuated slightly over the past three years primarily due to changes in product mix.

         Operating (selling, general and administrative) expenses increased during fiscal 1997 as compared to fiscal 1996 and for fiscal 1996 as compared to fiscal 1995, substantially due to increases in rent, insurance, administrative salaries and depreciation. Operating expenses when expressed as a percentage of net sales was 23.0%, 22.7%, and 21.5%, for fiscal 1997, fiscal 1996 and fiscal 1995, respectively.

         During the past three years, the Company did not charge its operations with any research and development costs.

         Net income for fiscal 1997 was $88,701 as compared to $135,398, for fiscal 1996 as compared to a net income for fiscal 1995 of $437,982. Net income per share for fiscal 1997, fiscal 1996 and 1995 were $.34, $.52 and $1.67, respectively.

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

Item 8.    Financial Statements and Supplementary Data.
-------    --------------------------------------------

         The information required by Item 8, and an index thereto, appears at pages F-1 through F-12 (inclusive) of this Report, which pages follow Item 9.

Item 9.    Changes in and Disagreements with Accountants on Accounting and
-------    ---------------------------------------------------------------
           Financial Disclosure.
           ---------------------

         In November 1995, the Company reported the death of Burton R. Abrams CPA, 22 Julliard Drive, Plainview, New York 11803, the Company's certifying accountant. Mr. Abrams was a sole practitioner. The Burton R. Abrams' firm was terminated as a result of the death of Mr. Abrams. Burton R. Abrams' report on the financial statements of the Company for the fiscal year ended July 31, 1995 did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles.

         During the Company's fiscal year ended July 31, 1995 and during the period August 1, 1995 through November 20, 1995, there were no disagreements between the Company and its former accountant on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure that if not resolved to the satisfaction of the former accountant would have caused the former accountant to refer to the subject matter of the disagreement in connection with the report.

         During the Company's fiscal year ended July 31, 1995 and during the period August 1, 1995 through November 20, 1995: (I) the accountant did not advise the Company of the lack of internal controls necessary to develop reliable financial statements; (ii) the accountant did not advise the Company that it could no longer rely on representations of the Company's management or that it was unwilling to be associated with the financial statements prepared by the Company's management; (iii) the accountant did not advise the Company of the need to significantly expand the scope of its audit or of the existence of information that if further investigated could materially impact the fairness or reliability of audited reports or financial statements or cause the accountant to be unable to rely on management's representation; and (iv) the accountant did not advise the Company of information that, in the opinion of the accountant, materially impacted the fairness or reliability or a previously issued audit report or underlying financial statement.

          Parks, Tschopp & Whitcomb, P.A., was engaged by the Company on November 20, 1995 as the Company's new certifying accountants to perform an audit of the Company for its fiscal year ended July 31, 1996. During the fiscal year ended July 31, 1995 and during the period August 1, 1995 to the date of engagement of Parks, Tschopp & Whitcomb, P.A., the Company did not consult the firm of Parks, Tschopp & Whitcomb, P.A., regarding (I) the application of accounting principles to a specified transaction, either completed or proposed;
(ii) the type of audit opinion that might be rendered on the Company's financial statements; or (iii) any matter that was the subject of a disagreement with the Company's former accountant or any other matter as required under the Securities Act of 1933 as amended.

          The financial statements of TNR Technical, Inc. as of July 31, 1997 and 1996 and for the two years then ended as listed in Item 8 were audited by Parks, Tschopp and Whitcomb P.A. and include their report thereon dated September 12, 1997. The financial statements as of July 31, 1995 and for the year then ended also listed in Item 8 were audited by Burton R. Abrams, CPA, a sole practitioner who died in November 1995. The Company's Form 10-K for the fiscal year ended July 31, 1995 includes his report dated August 25, 1995 wherein Mr. Abrams expressed an unqualified opinion on the financial statements of TNR Technical, Inc. as of July 31, 1995 and for the year then ended which he manually executed. However, this report cannot be included herein without his consent, and as a result of his death has not been included. Based upon the audit of the financial statements of TNR Technical, Inc. as of July 31, 1997 and 1996 and the two years then ended the firm of Parks, Tschopp and Whitcomb P.A. has indicated that no matters have come to their attention which might have a material effect on, or require disclosure in the financial statements reported on previously by Mr. Abrams.

                              TNR TECHNICAL, INC.

                         Index to Financial Statements


Independent Auditors' Report                                                     F-1

Report of Independent Certified Public Accountant -- July 31, 1995               F-2

Financial Statements:

     Balance Sheets -- July 31, 1997 and 1996                                    F-3

     Statements of Operations -- Three years ended July 31, 1997                 F-4

     Statements of Shareholders' Equity -- Three years ended July 31, 1997       F-5

     Statements of Cash Flows -- Three years ended July 31, 1997                 F-6

Notes to Financial Statements                                                    F-7


                          Independent Auditors' Report
                          ----------------------------


The Shareholders and Board of Directors
TNR Technical, Inc.:

We have audited the accompanying balance sheets of TNR Technical, Inc. as of July 31, 1997 and 1996, and the related statements of operations, shareholders' equity and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TNR Technical, Inc. as of July 31, 1997 and 1996 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                         /s/    Parks, Tschopp & Whitcomb, P.A.



September 12, 1997
Maitland, Florida

                Report of Independent Certified Public Accountant
                -------------------------------------------------


The financial statements of TNR Technical, Inc. as of July 31, 1995 and for the year then ended were audited by Burton R. Abrams, CPA, a sole practitioner who died in November 1995. The Company's Form 10-K for the fiscal year ended July 31, 1995 includes his report dated August 25, 1995 wherein Mr. Abrams expressed an unqualified opinion on the financial statements of TNR Technical, Inc. as of July 31, 1995 and for the year then ended which he manually executed. However, his report cannot be included herein without his consent, and as a result of his death has not been included. Based upon the audits of the financial statements of TNR Technical, Inc. as of July 31, 1997 and 1996 and the years then ended, the firm of Parks, Tschopp and Whitcomb, P.A. has indicated that no matters have come to their attention which might have a material effect on, or require disclosure in, the financial statements reported on previously by Mr. Abrams.

                               TNR TECHNICAL, INC.

                                 Balance Sheets

                             July 31, 1997 and 1996

                                                    Assets
                                                    ------
                                                                                     1997                1996
                                                                                     ----                ----
Current assets:
    Cash and cash equivalents                                                   $   528,436             426,320
    Short-term investments (note 2)                                                  28,032             348,250
    Accounts receivable - trade, less allowance for doubtful
     accounts of $14,860 in 1997 and $20,000 in 1996                                574,939             442,181
    Income taxes receivable                                                           1,360               1,685
    Inventories (note 3)                                                            782,389             440,586
    Prepaid expenses and other current assets                                        33,717               5,198
    Deferred income taxes (note 6)                                                   17,000              13,000
                                                                                -----------         -----------
             Total current assets                                                 1,965,873           1,677,220

Deferred income taxes (note 6)                                                      162,000             197,000

Property and equipment, at cost, net of accumulated
 depreciation and amortization (note 4)                                             122,856             109,796

Other assets:
    Deposits                                                                         14,394              13,383
                                                                                -----------         -----------
             Total assets                                                       $ 2,265,123           1,997,399
                                                                                ===========         ===========
                                    Liabilities and Shareholders' Equity
                                    ------------------------------------

Current liabilities:
    Accounts payable                                                            $   196,114              61,077
    Accrued expenses                                                                 92,258              46,508
                                                                                -----------         -----------
             Total current liabilities                                              288,372             107,585
                                                                                -----------         -----------
Shareholders' equity:
    Common stock - $.02 par value, authorized 500,000
     shares; issued and outstanding 301,581 shares (note 5)                           6,032               6,032
    Additional paid in capital                                                    2,640,001           2,640,001
    Accumulated deficit                                                            (473,248)           (561,949)
                                                                                -----------         -----------
                                                                                  2,172,785           2,084,084
   Less cost of treasury stock - 39,600 and 39,159
     shares in 1997 and 1996, respectively                                          196,034             194,270
                                                                                -----------         -----------
             Total shareholders' equity                                           1,976,751           1,889,814
                                                                                -----------         -----------
Commitment (note 7)
                                                                                $ 2,265,123           1,997,399
                                                                                ===========         ===========

See accompanying notes to financial statements.

                               TNR TECHNICAL, INC.

                            Statements of Operations

                    Years ended July 31, 1997, 1996 and 1995



                                                                 1997                1996                   1995
                                                                 ----                ----                   ----
Revenues:
     Net sales (note 8)                                      $4,239,423             3,792,537             3,710,805
                                                             ----------            ----------            ----------
Costs and expenses:
     Cost of goods sold                                       3,170,948             2,779,595             2,746,734
     Selling, general and administrative (note 9)               975,757               859,047               799,572
                                                             ----------            ----------            ----------
                                                              4,146,705             3,638,642             3,546,306

          Operating income                                       92,718               153,895               164,499

Non-operating revenue (expense):
     Interest income                                             35,110                30,538                34,483
                                                             ----------            ----------            ----------
             Income before income taxes                         127,828               184,433               198,982

   Income tax expense (benefit) (note 6)                         39,127                49,035              (239,000)
                                                             ----------            ----------            ----------
          Net income                                         $   88,701               135,398               437,982
                                                             ==========            ==========            ==========
Net income per share                                         $      .34                   .52                  1.67
                                                             ==========            ==========            ==========
Weighted average number of shares                               262,203               262,422               262,422
                                                             ==========            ==========            ==========


See accompanying notes to financial statements.

                               TNR TECHNICAL, INC.

                       Statements of Shareholders' Equity

                    Years ended July 31, 1997, 1996 and 1995




                                                                      Additional
                                        Common Stock                    Paid-in          Accumulated          Treasury
                                  Shares             Amount             Capital            Deficit              Stock
                                ----------         ----------          ---------         ----------           ---------
Balances, July 31, 1994            301,581         $    6,032          2,640,001         (1,135,329)           (194,270)

Net income                            --                 --                 --              437,982                --
                                ----------         ----------          ---------         ----------           ---------
Balances, July 31, 1995            301,581              6,032          2,640,001           (697,347)           (194,270)

Net income                            --                 --                 --              135,398                --
                                ----------         ----------          ---------         ----------           ---------
Balances, July 31, 1996            301,581              6,032          2,640,001           (561,949)           (194,270)

Net income                                                                                   88,701

Purchase of Company
     Stock                            --                 --                 --                 --                (1,764)
                                ----------         ----------          ---------         ----------           ---------
Balances, July 31, 1997            301,581         $    6,032          2,640,001           (473,248)           (196,034)
                                ==========         ==========          =========         ==========           =========



See accompanying notes to financial statements.

                               TNR TECHNICAL, INC.

                            Statements of Cash Flows

                    Years ended July 31, 1997, 1996 and 1995

                                                                           1997              1996                1995
                                                                       -----------        -----------         ----------
Cash flows from operating activities:
           Net income                                                       88,701            135,398            437,982
           Adjustments to reconcile net income to net cash
             provided by operations:
                 Deferred income taxes                                      31,000             40,000           (250,000)
                 Depreciation and amortization                              36,875             23,530             17,028
                 Provision for doubtful accounts                             8,400             24,820              6,000
                 Changes in operating assets and liabilities:
                       Accounts receivable                                (141,158)           (86,699)           (91,912)
                       Inventories                                        (341,803)           274,852           (270,260)
                       Prepaid expenses and other assets                   (28,519)               644             15,727
                       Accounts payable and accrued expenses               180,787           (155,110)            52,414
                       Deposits                                             (1,011)            (7,392)              --
                       Income taxes receivable                                 325             (7,185)              --
                                                                       -----------        -----------         ----------
                        Net cash provided by (used in) operating
                           activities                                     (166,403)           242,858            (83,021)
                                                                       -----------        -----------         ----------
Cash flows from investing activities:
           Purchases of short-term investments                          (1,035,848)        (1,047,304)          (758,442)
           Maturities of short-term investments                          1,356,066          1,206,917            624,348
           Purchase of property and equipment                              (49,935)           (76,449)           (36,391)
                                                                       -----------        -----------         ----------
                        Net cash provided by (used in) investing
                           activities                                      270,283             83,164           (170,485)
                                                                       -----------        -----------         ----------
Cash flows from financing activities:
           Purchase of treasury stock                                       (1,764)              --                 --
                                                                       -----------        -----------         ----------
                        Net cash used in financing activities               (1,764)              --                 --
                                                                       -----------        -----------         ----------
                        Increase (decrease) in cash and cash
                           equivalents                                     102,116            326,022           (253,506)

           Cash and cash equivalents - beginning of year                   426,320            100,298            353,804
                                                                       -----------        -----------         ----------
           Cash and cash equivalents - end of year                     $   528,436            426,320            100,298
                                                                       ===========        ===========         ==========
           Supplemental disclosures of cash flow information:
                Cash paid during the year for interest                 $      --                 --                 --
                                                                       ===========        ===========         ==========
                Cash paid during the year for income taxes             $     7,803             10,860             13,000
                                                                       ===========        ===========         ==========


See accompanying notes to financial statements.

                               TNR TECHNICAL, INC.

                          Notes to Financial Statements

                             July 31, 1997 and 1996


(1)       Summary of Significant Accounting Policies
          ------------------------------------------

          (a) Nature of Operations
              --------------------

              TNR Technical, Inc. (TNR or the Company) designs, assembles and markets batteries and multi-cell battery packs to a wide variety of industrial markets. The Company is a distributor for a number of major U.S. battery manufacturers and markets its products nationally.

          (b) Inventories
              -----------

              Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

          (c) Property and Equipment
              ----------------------

              Property and equipment are recorded at cost. The Company provides depreciation for machinery and equipment using the straight-line method over the estimated useful lives of the respective assets, which range from five to ten years. Amortization of leasehold improvements is computed using the straight-line method over the lesser of the lease term or estimated useful lives of the improvements.

          (d) Research and Development Costs
              ------------------------------

              Research and development costs are charged against income in the year incurred.

          (e) Revenue Recognition
              -------------------

              The Company recognizes revenue upon shipment of its product from its warehouse facilities.

          (f) Advertising Costs
              -----------------

              Advertising expenditures relating to product distribution and marketing efforts consisting primarily of product presentation material, catalog preparation, printing and postage expenses are amortized over the period during which the benefits are expected.

          (g) Use of Estimates
              ----------------

              Management of the Company has made certain estimates and assumptions relating to the reporting of assets and liabilities and disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

                               TNR TECHNICAL, INC.

                          Notes to Financial Statements

                             July 31, 1997 and 1996
(1),  Continued

      (h) Financial Instruments Fair Value, Concentration of Business and
          ---------------------------------------------------------------
          Credit Risks
          ------------

          The carrying amount reported in the balance sheet for cash, short-term investments, accounts receivable, accounts payable and accrued expenses approximates fair value because of the immediate or short-term maturity of these financial instruments. Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade accounts receivable which amount to approximately $575,000 and money market funds amounting to approximately $483,000. The Company performs periodic credit evaluations of its trade customers and generally does not require collateral. The Company maintains its cash balances at certain financial institutions in which balances are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company's uninsured balances amount to approximately $400,000 and $200,000 at July 31, 1997 and 1996, respectively.

      (i) Income Taxes
          ------------

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

      (j) Cash Flows
          ----------

          For purposes of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

      (k) Earnings Per Common Share
          -------------------------

          Earnings per common share have been computed based upon the weighted average number of common shares outstanding during the years presented. Common stock equivalents resulting from the issuance of the stock options have not been included in the per share calculations because such inclusion would not have a material effect on earnings per common share.

      (i) Reclassifications
          -----------------

          Certain amounts from 1996 and 1995 have been reclassified to conform with the 1997 presentation.
                                                                    (Continued)

                               TNR TECHNICAL, INC.

                          Notes to Financial Statements

                             July 31, 1997 and 1996

(2)  Short-Term Investments
     ----------------------

     Short-term investments are comprised of held to maturity and trading securities at July 31, 1996 and 1997, respectively, and are presented below:


           Description                     Face Value           Price           Maturity             Balance
           -----------                     ----------           -----           --------             -------
1996:
----
United States Treasury Bill               $   350,000           99-1/2           08-29-96          $   348,250
                                                                                                   ===========

1997:
----
Unit investment trust                     $       -                -                 -             $    28,032
                                                                                                   ===========

The Company's trading securities are carried at far value, which is not materially different than cost. Net realized and unrealized gains and losses on trading securities are included in net income.


(3)  Inventories
     -----------

     Inventories consist of the following:
                                                                  1997                      1996
                                                                  ----                      ----

      Finished goods                                         $    763,613                 430,061
      Purchased parts and material                                 18,776                  10,525
                                                             ------------             -----------
                                                             $    782,389                 440,586
                                                             ============             ===========
(4)  Property and Equipment
     ----------------------

     Property and equipment consists of the following:
                                                                  1997                      1996
                                                                  ----                      ----

      Machinery and equipment                                $    202,774                 164,450
      Leasehold improvements                                       26,742                  23,467
                                                             ------------             -----------
                                                                  229,516                 187,917

      Less accumulated depreciation and amortization              106,660                  78,121
                                                             ------------             -----------
                                                             $    122,856                 109,796
                                                             ============             ===========

                               TNR TECHNICAL, INC.

                          Notes to Financial Statements

                             July 31, 1997 and 1996


(5)  Stock Option Plan
     -----------------

     In November 1992, the Board of Directors approved an Incentive and Non-Qualified Stock Option Plan, which was ratified by the stockholders in January 1993. The plan covers 60,000 shares of Common Stock, subject to adjustment of shares under the anti-dilution provisions of the Plan. The plan authorizes the issuance of the options covered thereby as either "Incentive Stock Options" within the meaning of the Internal Revenue Code of 1986, as amended, or as "Non-Statutory Stock Options." No options may be granted after November 16, 2002.

     Under the Plan, the aggregate fair market value (determined at the time the option is granted) of the optioned stock for which Incentive Stock Options are exercisable for the first time by any employee during any calendar year shall not exceed $100,000.

     In December 1996, the Company granted options to purchase 30,000 shares of stock at an exercise price of $3.25 per share to three of its officers and directors. The options are exercisable for a ten-year period expiring in December 2006.


(6)  Income Taxes
     ------------

     The income tax provision (benefit) for the years ended December 31, 1997, 1996 and 1995 consists of the following:

                                              1997                  1996                  1995
                                              ----                  ----                  ----
      Current:
         Federal                           $     -                     -                     -
         State                                 7,000                 9,035                11,000
                                          ----------            ----------            ----------
                                               7,000                 9,035                11,000
                                          ----------            ----------            ----------
      Deferred:
         Federal                              31,000                40,000              (250,000)
         State                                 1,127                    -                    -
                                          ----------            ----------            ----------

                                              32,127                40,000              (250,000)
                                          ----------            ----------            ----------
               Total                      $   39,127                49,035              (239,000)
                                          ==========            ==========            ==========


                                                                  (Continued)

                               TNR TECHNICAL, INC.

                          Notes to Financial Statements

                             July 31, 1997 and 1996


(6),  Continued

      Income tax expense (benefit) attributable to income before income tax differed from the amount computed by applying the U.S. Federal income tax rate of 34% to income from operations before income taxes as a result of the following:

                                                                        1997                1996               1995
                                                                        ----                ----               ----

Computed "expected" tax expense                                      $    43,500             62,700            67,700
Increase (reduction) in income tax expense (benefit)
  resulting from:
     State income taxes, net of federal income tax benefit                 4,500              6,000             7,000
     Utilization of net operating loss carryforwards                          -                  -            (52,500)
     Rate differences                                                     (8,873)           (19,665)          (11,200)
     Reduction in valuation allowance                                         -                  -           (250,000)
                                                                     -----------         ----------          --------

                                                                     $    39,127             49,035          (239,000)
                                                                     ===========         ==========          ========

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at July 31, 1997 and 1996 are presented below:

                                                                                   1997                       1996
                                                                                   ----                       ----
Deferred tax assets:
    Inventories, principally due to additional costs
     inventoried for tax purposes                                               $   13,000                     8,000
    Accounts receivable, due to allowance for uncollectible
     accounts                                                                        4,000                     5,000
    Net operating losses                                                           162,000                   197,000
                                                                                ----------                ----------

                                                                                   179,000                   210,000
Less valuation allowance                                                               -                         -
                                                                                ----------                ----------
          Total                                                                 $  179,000                   210,000
                                                                                ==========                ==========




                                                                  (Continued)

                               TNR TECHNICAL, INC.

                          Notes to Financial Statements

                             July 31, 1997 and 1996


(6),  Continued

      Deferred taxes are presented in the accompanying balance sheets as:

                                                   1997                1996
                                                   ----                ----

      Current deferred tax assets             $     17,000             13,000
      Noncurrent deferred tax assets               162,000            197,000
                                              ------------       ------------
                                              $    179,000            210,000
                                              ============       ============

In the year ended July 31, 1994, the Company adopted the Financial Accounting Board Statement No. 109, "Accounting for Income Taxes" and recorded a gross deferred tax asset of $250,000 which was offset by a valuation allowance in the same amount as of July 31, 1994. During fiscal 1995, the Company reversed the entire valuation allowance and, accordingly, credited $250,000 to income tax expense.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. Management considers the projected future taxable income and tax planning strategies in making this assessment. The Company believes that future earnings in addition to the amount of taxable differences which will reverse in future periods, will be sufficient to offset recorded deferred tax assets and, accordingly, a valuation allowance is not considered necessary at July 31, 1997 and 1996.

At July 31, 1997, the Company has net operating loss carryforwards of approximately $640,000, which will expire as follows:

          Year Ending July 31,
          --------------------
                  2002                            $   10,000
                  2003                               380,000
                  2004                               250,000



                                                                   (Continued)

                               TNR TECHNICAL, INC.

                          Notes to Financial Statements

                             July 31, 1997 and 1996


(7)  Lease Commitment
     ----------------

     Commencing in June 1996, the Company entered into an agreement to lease its Florida office, warehouse and distribution facilities from a partnership controlled by an executive officer, shareholder and director of TNR. The lease agreement provides for a term of ten years including the payments as indicated below:

           Year Ending July 31,
           --------------------
                   1998                           $     63,313
                   1999                                 66,480
                   2000                                 69,804
                   2001                                 73,293
                   2002                                 76,598
                Thereafter                             332,049
                                                  ------------
                                                  $    681,537
                                                  ============

     Total lease and rental expense amounted to $83,928 and $74,707 in 1997 and 1996, respectively. In 1997 and 1996, lease expense associated with related parties amounted to $64,030 and $9,966, respectively.

(8)  Sales to Major Customers
     ------------------------

     During the years ended July 31, 1997, 1996, and 1995 no customer accounted for more than 10% of total revenues.

(9)  Supplementary Information
     -------------------------
                                             1997           1996          1995
                                             ----           ----          ----

     Advertising costs                   $  53,103         37,244        56,810
     Provision for doubtful accounts         8,400         24,820         6,000

     The provision for doubtful accounts and advertising costs are included in selling, general and administrative costs in the accompanying statements of operations.

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant.
--------   ---------------------------------------------------

           The names, ages and principal occupations of the Company's present directors, and the date on which their term of office commenced and expires, are listed below.

                                   Term                First
                                   of                  Became              Principal
Name                Age            Office              Director            Occupation
----                ---            ------              --------            ----------

Jerrold Lazarus     65             (1)                 1987                Chairman of the
                                                                           Board and Chief
                                                                           Executive Officer

Norman L. Thaw      64             (1)                 1979                President of
                                                                           Stride Rite
                                                                           Stables, Inc.,
                                                                           Private Investor

Wayne Thaw          40             (1)                 1983                President and
                                                                           Chief Operating
                                                                           Officer

Kathie Thaw         42             (1)                 1996                Vice-President


---------
(1) Directors are elected at the annual meeting of stockholders and hold office to the following annual meeting.

         Jerrold Lazarus is Chairman of the Board, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer of the Company. Wayne Thaw is President and Chief Operating Officer of the Company. Kathie Thaw is Vice President of the Company. The terms of all officers expire at the annual meeting of directors following the annual stockholders meeting. Officers may be removed, either with or without cause, by the Board of Directors, and a successor elected by a majority vote of the Board of Directors, at any time.

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

         Kathie Thaw has been Vice-President and a director of the Company since December 1996. Kathie Thaw has been associated with the Company for the past five years as a consultant to the President.

Item 11.    Compensation of Directors and Executive Officers.

         The following table provides a summary compensation table with respect to the compensation of the Company's two executive officers.

                           SUMMARY COMPENSATION TABLE

=======================================================================================
                                            Annual Compensation
---------------------------------------------------------------------------------------
      (a)                  (b)              (c)                (d)                (e)
                                                                                  Other
     Name                                                                        Annual
      and                                                                        Compen-
   Principal                                                                     sation
   Position               Year          Salary ($)          Bonus ($)            ($)(1)
---------------------------------------------------------------------------------------
Jerrold Lazarus           1997            67,901              1,000                 0
                          -------------------------------------------------------------
     CEO,                 1996            79,627              7,500                 0


                          -------------------------------------------------------------
Chairman of the           1995            81,200              7,500               4,900
     Board
---------------------------------------------------------------------------------------
 Wayne Thaw,              1997           105,751              1,250                 0
  President               -------------------------------------------------------------
                          1996           106,308              7,500                 0
                          -------------------------------------------------------------
                          1995            95,200              7,500                 0
                          -------------------------------------------------------------
=======================================================================================

                     SUMMARY COMPENSATION TABLE [RESTUBBED]

============================================================================================
                                        Long Term Compensation
---------------------       -----------------------------------------------     |
                                         Awards                    Payouts      |
                            -----------------------------------------------     |
     (a)                       (f)                 (g)               (h)        |     (I)
                                                                                |     All
     Name                   Restricted                                          |     Other
      and                      Stock              Number             LTIP       |    Compen-
   Principal                 Award(s)               of              Payouts     |    sation
   Position                     ($)               Options             ($)       |     ($)
--------------------------------------------------------------------------------------------
Jerrold Lazarus                  0                10,000               0                0
                            ----------------------------------------------------------------
     CEO,                        0                   0                 0                0


                            ----------------------------------------------------------------
Chairman of the                  0                   0                 0                0
     Board
--------------------------------------------------------------------------------------------
 Wayne Thaw,                     0                10,000               0                0
  President                 ----------------------------------------------------------------
                                 0                   0                 0                0
                            ----------------------------------------------------------------
                                 0                   0                 0                0
                            ----------------------------------------------------------------
============================================================================================

----------

         (1) Does not include the value of a leased automobile at the monthly lease rate of $480 which is provided to each officer for business purposes.

         During the past three fiscal years, the Company has not granted restricted stock awards, stock options or stock appreciation rights. In addition, the Company does not have a defined benefit or actuarial plan.

         The Company has no employment contracts with its executive officers. Jerrold Lazarus and Wayne Thaw are currently receiving a monthly salary of $6,438 and $9,209, respectively. Directors do not presently receive compensation for serving on the Board or on its committees. Depending on the number of meetings and the time required for the Company's operations, the Company may decide to compensate its directors in the future.

         The Company provides each of its two above named executive officers with a leased automobile. The Company has no annuity, pension, or retirement benefits for its employees. The Company has not afforded any of its officers or directors any other personal benefits, the value of which exceeds 10% of his cash compensation, which is not directly related to job performance or provided generally to all salaried employees.

Stock Option Plan
-----------------

         The 1992 Incentive and Non-Qualified Stock Option Plan, (the "1992 Plan"), was approved by the Board of Directors on November 17, 1992 and ratified by stockholders on January 29, 1993. The 1992 Plan covers 60,000 shares of Common Stock, subject to adjustment of shares under the anti-dilution provisions of the 1992 Plan. The 1992 Plan authorizes the issuance of the options covered thereby as either "Incentive Stock Options" within the meaning of the Internal Revenue Code of 1986, as amended, or as "Non-Statutory Stock Options." Persons eligible to receive options under the 1992 Plan includes employees, directors, officers, consultants or advisors, provided that bona fide services shall be rendered by consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital raising transaction; however, only employees (who may also be officers and/or directors) are eligible to receive an Incentive Stock Option. The 1992 Plan also provides that no options may be granted after November 16, 2002. As of August 31, 1997, the Company has granted ten year non-statutory options to purchase 30,000 shares at an exercise price of $3.25 per share to Wayne Thaw (10,000 shares), Jerrold Lazarus (10,000 shares) and Kathie Thaw (10,000 shares).

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

                               OPTION GRANTS TABLE

         The information provided in the table below provides information with respect to individual grants of stock options during fiscal 1997 of each of the executive officers named in the summary compensation table above. The Company did not grant any stock appreciation rights during 1997.


                        Option Grants in Last Fiscal Year
                        ---------------------------------

==================================================================================================================================
                                                                                                         Potential
                                                                                                    Realizable Value at
                                                                                                       Assumed Annual
                                            Individual Grants                                       Rates of Stock Price
                                                                                                       Appreciation
                                                                                                    for Option Term (2)
-----------------------------------------------------------------------------------------------------------------------------------
   (a)                   (b)                (c)                (d)               (e)              (f)                 (g)
   ---                   ---                ---                ---               ---              ---                 ---
                                           % of
                                           Total
                                          Options/
                                         Granted to
                        Options          Employees            Exercise          Expira-
                        Granted           in Fiscal            Price             tion
   Name                   (#)             Year (1)             ($/Sh)            Date             5% ($)             10% ($)
-----------------------------------------------------------------------------------------------------------------------------------
Wayne Thaw              10,000              33.3%               3.25            12/9/06           20,400              51,800
-----------------------------------------------------------------------------------------------------------------------------------
Jerrold Lazarus         10,000              33.3%               3.25            12/9/06           20,400              51,800
-----------------------------------------------------------------------------------------------------------------------------------
N/A - Not Applicable.

(1) The percentage of total options granted to employees in fiscal year is based upon options granted to officers, directors and employees.

(2) The potential realizable value of each grant of options assumes that the market price of the Company's Common Stock appreciates in value from the date of grant to the end of the option term at annualized rates of 5% and 10%, respectively, and after subtracting the exercise price from the potential realizable value.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FY-END OPTION VALUES

         The information provided in the table below provides information with respect to each exercise of stock option during fiscal 1997 by each of the executive officers named in the summary compensation table and the fiscal year end value of unexercised options.


==============================================================================================================
      (a)                      (b)               (c)                   (d)                          (e)

                                                                                                   Value of
                                                                     Number of                   Unexercised
                               Shares                               Unexercised                  In-the-Money
                              Acquired                               Options at                    Options
                                 on              Value               FY-End (#)                  at Fy-End($)
                              Exercise         Realized             Exercisable/                 Exercisable/
    Name                        (#)              ($)(1)             Unexercisable              Unexercisable(1)
--------------------------------------------------------------------------------------------------------------
Wayne Thaw                      -0-               -0-                 10,000/0                     1,250/0
--------------------------------------------------------------------------------------------------------------
Jerrold Lazarus                 -0-               -0-                 10,000/0                     1,250/0
--------------------------------------------------------------------------------------------------------------

-----------------
(1) The aggregate dollar values in column (c) and (e) are calculated by determining the difference between the fair market value of the Common Stock underlying the options and the exercise price of the options at exercise or fiscal year end, respectively. In calculating the dollar value realized upon exercise, the value of any payment of the exercise price is not included. Fiscal year end value based upon a market price of $3.375 per share.

Report of the Board of Directors on Executive Compensation
----------------------------------------------------------

         During fiscal 1997, the entire Board which consists of Norman Thaw, Jerrold Lazarus and Wayne Thaw (with Kathie Thaw joining the Board on December 9, 1996) held primary responsibility for determining executive compensation levels. The goals of the Company's compensation program is to align compensation with business objectives and performance and to enable the Company to attract, retain and reward executive officers and other key employees who contribute to the long-term success of the Company. The Company has provided on a prospective basis annual incentive opportunity to several of its key employees sufficient to provide motivation to achieve specific operating goals. Compensation Committee Interlocks and Insider Participation

         During fiscal 1997, Jerrold Lazarus and Wayne Thaw, executive officers of the Company, were involved in determining executive officer compensation levels as members of the Board of Directors.

Item 12.   Security Ownership of Certain Beneficial Owners and Management.
--------   ---------------------------------------------------------------

         As of September 30, 1997, the Company had outstanding 261,997 shares of Common Stock. The only persons of record who presently hold or are known to own (or believed by the Company to own) beneficially more than 5% of the outstanding shares of such class of stock is listed below. The following table also sets forth certain information as to holdings of the Company's Common Stock of all officers and directors individually, and all officers and directors as a group. (The shares shown in the table below for Norman Thaw and his sons, Wayne Thaw and Mitchell Thaw are not beneficially owned by each other and are listed separately).

==========================================================================================================
                                 Name and                       Amount and
                                 Address of                     Nature of
                                 Beneficial                     Beneficial                    Approximate
Title of Class                   Owner                          Ownership (1)                   Percent
----------------------------------------------------------------------------------------------------------
Common Stock                   Wayne Thaw                            61,592                     22.6
                               (3)(4)(6)
----------------------------------------------------------------------------------------------------------
Common Stock                   Norman L. Thaw                        55,228                     21.1
                               (2)(3)(6)
----------------------------------------------------------------------------------------------------------
Common Stock                   Jerrold Lazarus (3)(4)                10,441                      3.8
----------------------------------------------------------------------------------------------------------
Common Stock                   Kathie Thaw (3)(4)(6)                 10,000                      3.7
----------------------------------------------------------------------------------------------------------
Common Stock                   All Directors and                    137,624                     47.1
                               Officers as a group
                               (four persons)(5)(6)
----------------------------------------------------------------------------------------------------------
Common Stock                   Mitchel A. Thaw                       21,525                      8.2
                               (3)(6)
==========================================================================================================

* Owns less than 1% of the issued and outstanding shares of the Company's Common Stock.

-----------------
(1) All shares are directly owned, and the sole investment and voting power is held, by the persons named.

(2) May be deemed to be a parent and/or founder of the Company under the Securities Act of 1933, as amended and may be deemed to be a "control person" of the Company within the meaning of the Securities Exchange Act of 1934.

(3)      Address: 301 Central Park Drive, Sanford, Florida 32771.

(4)      Includes options to purchase 10,000 shares.

(5) Includes options to purchase 30,000 shares granted to officers and directors.

(6) Wayne Thaw and Kathie Thaw are married and their individual stock ownership is shown separately. Both Wayne Thaw and Kathie Thaw may be deemed to also own the shares owned by the other person. Norman Thaw is the father of Wayne Thaw and Mitchel A. Thaw.

         The Company does not know of any arrangement or pledge of its securities by persons now considered in control of the Company that might result in a change of control of the Company.

Item 13.   Certain Relationships and Related Transactions.
--------   -----------------------------------------------

         See Item 2 regarding the description of lease between the Company and a RKW Holding Ltd., a Florida Limited Partnership, controlled by Wayne Thaw.

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
--------   -----------------------------------------------------------------

         (a)(1)(2)   Financial Statements and Financial Statement Schedules.
                     ------------------------------------------------------

                     A list of the Financial Statements and Financial Statement Schedules filed as a part of this Report is set forth in
                     Item 8, and appears at Page F-1 of this Report, which list is incorporated herein by reference.

         (a)(3)      Exhibits
                     --------
                3 Certificate of Incorporation and Amendments thereto. (1)

                3(A) By-Laws. (1)

                3(B) February 1992 Certificate of Amendment to
                     Certificate of Incorporation (2)

                10 Lease Agreement dated January 17, 1996 by and between RKW Holding Ltd. and the Registrant (3)

                11   Earnings per share.  See Financial Statements

                27   Selected Financial Data*

-------------------
* Filed herewith
(1) Exhibits 3 and 3(A) are incorporated by reference from Registration No. 2-85110 which were filed in a Registration Statement on Form S-18.

(2) Incorporated by reference to Form 10-K for the fiscal year ended July 31, 1992.

(3) Incorporated by reference to Form 10-K for the fiscal year ended July 31, 1996.

         (b)        Reports on Form 8-K.
                    -------------------

                    No Reports on Form 8-K were filed or required to be filed during the quarter ended July 31, 1997.

                                   SIGNATURES

         Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    TNR TECHNICAL, INC.

                                    By/s/ Jerrold Lazarus
                                      --------------------------------
                                      Jerrold Lazarus, Chief Executive Officer

Dated:            Sanford, Florida
                  October 20, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Signatures                                  Title                                              Date
----------                                  -----                                              ----

/s/ Norman L. Thaw                          Director                                    October 20, 1997
------------------------
   Norman L. Thaw

/s/ Wayne Thaw                              President, Chief                            October 20, 1997
------------------------                    Operating
   Wayne Thaw                               Officer and
                                            Director


/s/ Jerrold Lazarus                         Chairman of the                             October 20, 1997
------------------------                    Board, Chief
   Jerrold Lazarus                          Executive
                                            Officer, Chief
                                            Financial and
                                            Accounting
                                            Officer,
                                            Treasurer,
                                            and Secretary


/s/ Kathie Thaw                             Vice President                              October 20, 1997
--------------------------                  and Director
 Kathie Thaw

Norman Thaw, Kathie Thaw, Wayne Thaw and Jerrold Lazarus represent all the members of the Board of Directors.