Form 10-Q
period 1997-10-31
TNR TECHNICAL INC
filed 1997-12-15
CIK 723615

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended October 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________ to ____________________

Commission File Number: 0-13011
                        --------

                               TNR TECHNICAL, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            New York                                            11-25652Q2
---------------------------------                           -------------------
  (State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                           Identification No.)

      301 Central Park Drive
        Sanford, Florida                                           32771
---------------------------------                           -------------------
(Address of principal executive offices)                         (Zip Code)

   Registrant's telephone number,
      including area code:                                      (407) 321-3011
                                                            -------------------
                                      None
         --------------------------------------------------------------
         (Former name, former address and former fiscal year if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                           Yes __X__  No _____


261,998 Common Shares, $.0001 par value were issued and outstanding at October 31, 1997.

                               TNR TECHNICAL, INC.

                                      Index




PART 1.            FINANCIAL INFORMATION

         Item 1.   Financial Statements

                   Balance Sheets
                            October 31, 1997 (Unaudited)
                            and July 31, 1997                             1

                   Statements of Operations
                            Three months ended
                            October 31, 1997 (Unaudited) and
                            October 31, 1996 (Unaudited)                  2

                   Statements of Cash Flows
                            Three months ended
                            October 31, 1997 (Unaudited) and
                            October 31, 1996 (Unaudited)                  3

                   Notes to Financial Statement (Unaudited)               4

         Item 2.   Management's Discussion and Analysis of
                        Financial Condition and Results of Operations     5

PART II.           OTHER INFORMATION                                      7

SIGNATURES                                                                8

                               TNR TECHNICAL, INC.

                                 Balance Sheets



                                     Assets


                                                                                                          October 31, 1997
                                                                                 July 31,1997                (Unaudited)
                                                                                 ------------                -----------
Current assets:
    Cash and cash equivalents                                                     $   528,436                    379,037
    Short-term investments                                                             28,032                     51,266
    Accounts receivable - trade, less allowance for doubtful
        accounts of $14,860 and $18,027                                               574,939                    626,182
    Income taxes receivable                                                             1,360                         --
    Inventories                                                                       782,389                    969,817
    Prepaid expenses and other current assets                                          33,717                     37,324
    Deferred income taxes                                                              17,000                     23,000
                                                                                  -----------                -----------

             Total current assets                                                   1,965,873                  2,086,626

Deferred income taxes                                                                 162,000                    148,500

Property and equipment, at cost, net of accumulated depreciation and
  amortization                                                                        122,856                    126,172

Deposits                                                                               14,394                     18,394
                                                                                  -----------                -----------

             Total assets                                                         $ 2,265,123                  2,379,692
                                                                                  ===========                ===========

                      Liabilities and Shareholders' Equity

Current liabilities:
    Accounts payable                                                              $   196,114                    292,917
    Accrued expenses                                                                   92,258                     84,494
    Income taxes payable                                                                   --                      1,240
                                                                                  -----------                -----------

             Total current liabilities                                                288,372                    378,651
                                                                                  -----------                -----------

Shareholders' equity:
    Common stock - $.02 par value, authorized 500,000 shares; issued
     301,581 shares                                                                     6,032                      6,032
    Additional paid in capital                                                      2,640,001                  2,640,001
    Retained earnings                                                                (473,248)                  (448,958)

    Treasury stock - 39,600 shares                                                   (196,034)                  (196,034)
                                                                                  -----------                -----------

             Total shareholders' equity                                             1,976,751                  2,001,041
                                                                                  -----------                -----------

                                                                                  $ 2,265,123                  2,379,692
                                                                                  ===========                ===========

See accompanying notes to financial statements

                               TNR TECHNICAL, INC.

                            Statements of Operations



                                                                                     Three Months Ended
                                                                                         October 31,
                                                                             1997                         1996
                                                                         (Unaudited)                  (Unaudited)
                                                                         ----------                    ----------

Revenues:
 Net sales                                                               $1,347,403                       869,364
                                                                         ----------                    ----------

Costs and expenses:
 Cost of goods sold                                                       1,048,621                       644,995
 Selling, general and administrative                                        268,174                       231,185
                                                                         ----------                    ----------

                                                                          1,316,795                       876,180
                                                                         ----------                    ----------

    Operating income                                                         30,608                        (6,816)

Non-operating revenue (expense):
 Interest income                                                              3,782                         8,141
                                                                         ----------                    ----------

        Income before income taxes                                           34,390                         1,325

Provision for income taxes                                                   10,100                            --
                                                                         ----------                    ----------

    Net income                                                           $   24,290                         1,325
                                                                         ==========                    ==========

Net income per share                                                     $      .09                          .005
                                                                         ==========                    ==========


Weighted average number of shares outstanding                               261,981                       262,422
                                                                         ==========                    ==========











See accompanying notes to financial statements.

                               TNR TECHNICAL, INC.

                            Statements of Cash Flows


                                                                                         Three Months Ended
                                                                                             October 31,
                                                                                      1997                  1996
                                                                                  (Unaudited)           (Unaudited)
                                                                                  ---------               ---------
Cash flows from operating activities:
    Net income                                                                    $  24,290                   1,325
    Adjustments to reconcile net income to net cash
      provided by operating activities:
       Depreciation and amortization                                                  8,526                   7,951
       Deferred income taxes                                                          7,500                    --
       Provision for bad debt                                                         2,100                    --
       Net unrealized loss on short term investments                                  1,758                    --
       Changes in operating assets and liabilities:
         Accounts receivable                                                        (53,343)                 53,193
         Purchases of short term investments                                        (24,992)                   --
         Deposits                                                                    (4,000)                  1,148
         Inventories                                                               (187,428)               (164,446)
         Prepaid expenses and other assets                                           (3,607)                (26,824)
         Income taxes receivable/payable                                              2,600                    --
         Accounts payable and accrued expenses                                       89,039                  24,544
                                                                                  ---------               ---------

            Net cash used in operating activities                                  (137,557)               (103,109)
                                                                                  ---------               ---------

Cash flows from investing activities :
    Purchase of property and equipment                                              (11,842)                (13,351)
                                                                                  ---------               ---------

            Net cash used in investing activities                                   (11,842)                (13,351)
                                                                                  ---------               ---------

Decrease in cash and cash equivalents                                              (149,399)               (116,460)

Cash and cash equivalents - beginning of period                                     528,436                 426,320
                                                                                  ---------               ---------

Cash and cash equivalents - end of period                                         $ 379,037                 309,860
                                                                                  =========               =========








See accompanying notes to financial statements.

                               TNR TECHNICAL, INC.

                          Notes to Financial Statements



(1)  Presentation of Unaudited Financial Statements

     The unaudited financial statements have been prepared in accordance with rules of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. The information furnished, in the opinion of management, reflects all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of October 31, 1997, and results of operations and cash flows for the three month periods ended October 31, 1997 and 1996. The results of operations are not necessarily indicative of results, which may be expected for any other interim period, or for the year as a whole.

(2)  Sales to Major Customers

     During the three months ended October 31, 1997 and 1996, no customer accounted for more than 10% of total revenue.

(3)  Inventories

     Inventories consist of the following:


                                                              October 31, 1997
                                           July 31, 1997        (Unaudited)
                                           -------------      ---------------

      Finished goods                          $763,313            921,326
      Purchased parts and materials             18,776             48,491
                                              --------           --------

                                              $782,389            969,817
                                              ========           ========

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

Liquidity and Capital Resources

       Working capital amounted to $1,707,975 at October 31, 1997 as compared to $1,677,501 at July 31, 1997. Cash and short term investments amounted to $430,303 at October 31, 1997 as compared to $556,468 at July 31, 1997. As more fully described under the Company's statements of cash flows in the accompanying financial statements, net cash was used in operating activities for the three months ended October 31, 1997 and 1996 was $(137,557) and $(103,109),
respectively. For the three months ended October 31, 1997, cash was used in operating activities as a result of increases in inventories, accounts receivable, purchase of short term investments and prepaid expenses partially offset by the Company's net income and increases in payables and accrued expenses. For the three months ended October 31, 1996, cash was used in operating activities as a result of increases in inventories and prepaid expenses partially offset by a decrease in accounts receivable and an increase in accounts payable and accrued expenses. During the three months ended October 31, 1997 and 1996, cash was used in investing activities to purchase property and equipment.

       The Company's short term and long term liquidity needs have been satisfied from internal sources including cash from operations and amounts available from the Company's working capital. During the balance of fiscal 1998 and on a long term basis, management expects this trend to continue. There are no material commitments for capital expenditures or any long term credit arrangements as of October 31, 1997.

Results of Operations

       Net sales for the three months ended October 31, 1997 were $1,347,403 an increase of $478,039 or approximately 55% from the comparable period of the prior year. The increase in sales for the three months ended October 31,1997 was primarily due to increases in sales to existing and new customers. During the three months ended October 31, 1997 and 1996, no customer accounted for more than 10% of total revenues. The Company's gross margin for the three months ended October 31, 1997 decreased by approximately 3.6% as compared to the comparable period of the prior year primarily due to changes in the mix of product sales. The Company closed its retail store in April 1997 in order to concentrate its resources on value added battery packs and wholesale customers.

       Operating (selling, general and administrative) expenses when expressed as a percentage of net sales decreased for the three months ended October 31, 1997 as compared to the comparable period of the prior year due primarily to increased sales. During the past three years, the Company did not charge its operations with any research and development costs.

       Net income for the three months ended October 31, 1997 was $24,290 as compared to $1,325 for the comparable period of the prior year.

       Management of TNR Technical, Inc. has received a number of comments from its odd lot stockholders regarding the costs associated with the sale of their odd lots. Further, Management would like to reduce TNR's expense of maintaining mailings to odd lot holders. Accordingly, TNR will from time-to-time privately purchase Common Stock from odd lot holders (i.e. 99 shares or less) from its stockholders of record on December 15, 1995 so long as such purchases would not have the effect of reducing TNR's record holders to 500 or less. The purchase price to be paid will be based upon the closing asked price on the NASD electronic bulletin board of TNR's Common Stock for the preceding trading day. Stockholders will not be permitted to breakup their stockholdings into odd lots and stockholders or their legal representatives must affirm to TNR that the odd lot shares submitted for payment represent the stockholder's entire holdings and that such holdings do not exceed 99 shares. (This offer shall be open to all odd lot beneficial holders even those held in street or nominee name so long as the proper representations can be obtained satisfactory to TNR that the shares are odd lot shares, were owned by the beneficial stockholder as of December 15, 1995 and represent such stockholder's entire holdings of TNR). This offer will not be valid in those states or jurisdictions where such offer or sale would be unlawful.

                                PART II - OTHER INFORMATION


Item 1.         Legal Proceedings:             None

Item 2.         Changes in Securities:         None

Item 3.         Defaults Upon Senior Securities: None

Item 4.         Submission of Matters to a Vote of Security Holders:

                During the quarter ended October 31, 1997, the Company did not have any meeting of stockholders. However, on December 9, 1997, the Registrant held its annual meeting of stockholders at which time the stockholders reelected the incumbent directors, namely, Jerrold Lazarus, Norman Thaw, Wayne Thaw and Kathie Thaw for a period of one year and until their successors are elected and shall qualify. Jerrold Lazarus received 189,361 votes in favor and 3,285 votes against. Norman Thaw received 192,419 votes in favor and 735 votes against. Wayne Thaw received 192,569 votes in favor and 585 votes against. Kathie Thaw received 136,258 votes in favor and 56,866 against.

Item 5.         Other Information:             None

Item 6.         Exhibits and Reports on Form 8-K:

                (a)     Exhibits

                        11 Earnings per share - included in the Statements of Operations

                        27      Financial Data Schedule

                (b) During the quarter ended October 31, 1997 no report on Form 8-K was filed or required to be filed.

                               TNR TECHNICAL, INC.



                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  TNR TECHNICAL, INC.
                                   _____________________________________________
                                                    (Registrant)
 Dated: December 15, 1997
                                   /s/ Jerrold Lazarus
                                   ---------------------------------------------
                                   Jerrold Lazarus (Chairman of the Board,
                                   Chief Executive Officer, Chief Accounting
                                   and Financial Officer and Treasurer)