Form 10-Q
period 1998-01-31
TNR TECHNICAL INC
filed 1998-03-26
CIK 723615

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X]               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended January 31,1998

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

     Commission File Number:  0-13011
                              -------

                               TNR TECHNICAL, INC.
            --------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          New York                                       11-2565202
---------------------------------           ----------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

301 Central Park Drive
Sanford, Florida                                              32771
----------------------------------------                   -----------
(Address of principal executive offices)                   (Zip  Code)

Registrant's telephone number,
including area code:                                    (407) 321-3011
                                                        --------------

                                      None
        -----------------------------------------------------------------
         (Former name, former address and former fiscal year if changed since last report)

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

     261,981 Common Shares, $.0001 par value were issued and outstanding at January 31, 1998.

                               TNR TECHNICAL, INC.


                                      INDEX




                                                                          Page
                                                                         Number
                                                                         ------


PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                       Balance Sheets
                        January 31, 1998 (Unaudited)                      3-4
                         and July 31, 1997

                       Statements of Operations
                         Three Months and six months ended
                         January 31, 1998 (Unaudited) and
                         January 31, 1997 (Unaudited)                       5

                       Statements of Cash Flows
                         Six Months ended January 31, 1998 (Unaudited)
                         and January  31, 1997 (Unaudited)                  6

                       Notes to Financial Statements (Unaudited)            7


         Item 2.  Management's Discussion and Analysis of
                        Financial Condition and Results of
                        Operations                                        8-9


PART II. OTHER INFORMATION                                                 10

                               TNR TECHNICAL, INC.

                                 Balance Sheets







                                                       Assets


                                                                                                      January 31, 1998
                                                                                 July 31, 1997          (Unaudited)
                                                                                 -------------        ----------------

Current assets:
    Cash and cash equivalents                                                    $     528,436               503,358
    Short-term investments                                                              28,032                52,061
    Accounts receivable - trade, less allowance for doubtful
        accounts of $14,860 and $16,603                                                574,939               641,789
    Income taxes receivable                                                              1,360                    -
    Inventories                                                                        782,389               798,414
    Prepaid expenses and other current assets                                           33,717                35,804
    Deferred income taxes                                                               17,000                19,000
                                                                                 -------------            ----------

             Total current assets                                                    1,965,873             2,050,426

Deferred income taxes                                                                  162,000               112,500

Property and equipment, at cost, net of accumulated
 depreciation and  amortization                                                        122,856               173,001

Deposits                                                                                14,394                13,694
                                                                                 -------------            ----------

             Total assets                                                         $  2,265,123             2,349,621
                                                                                  ============            ==========







See accompanying notes to financial statements.

                               TNR TECHNICAL, INC.

                                 Balance Sheets




                                       Liabilities and Shareholders' Equity



                                                                                                      January 31, 1998
                                                                                  July 31, 1997           (Unaudited)
                                                                                  -------------       ----------------

Current liabilities:
    Accounts payable                                                            $      196,114                     101,585
    Accrued expenses                                                                    92,258                     100,316
    Income taxes payable                                                                     -                       6,579
    Current installments of note payable                                                     -                      10,908
                                                                                --------------                 -----------

             Total current liabilities                                                 288,372                     219,388

Note payable, excluding current installments                                                 -                      23,225
                                                                                --------------                 -----------

                 Total liabilities                                                     288,372                     242,613
                                                                                --------------                 -----------

Shareholders' equity:
    Common stock - $.02 par value, authorized 500,000 shares; issued
     301,581 shares                                                                      6,032                       6,032
    Additional paid in capital                                                       2,640,001                   2,640,001
    Retained earnings                                                                 (473,248)                   (342,991)

    Treasury stock - 39,600 shares                                                    (196,034)                   (196,034)
                                                                                --------------                 -----------

             Total shareholders' equity                                              1,976,751                   2,107,008
                                                                                --------------                 -----------

                                                                                 $   2,265,123                   2,349,621
                                                                                ==============                 ===========












See accompanying notes to financial statements.

                               TNR TECHNICAL, INC.

                            Statements of Operations


                                                                         Three Months Ended                  Six Months Ended
                                                                            January 31,                         January 31,
                                                                     1998               1997              1998               1997
                                                                   (Unaudited)       (Unaudited)       (Unaudited)       (Unaudited)
                                                                    ----------        ----------        ----------        ----------
Revenues:
 Net sales                                                          $1,473,054           972,791         2,820,457         1,842,155
                                                                    ----------        ----------        ----------        ----------

Costs and expenses:
 Cost of goods sold                                                  1,060,430           722,133         2,109,051         1,367,128
 Selling, general and administrative                                   263,102           216,975           531,276           448,160
                                                                    ----------        ----------        ----------        ----------
                                                                     1,323,532           939,108         2,640,327         1,815,288
                                                                    ----------        ----------        ----------        ----------

Operating income                                                       149,522            33,683           180,130            26,867

Non-operating revenue (expense):
 Interest income                                                         4,945             7,858             8,727            15,999
                                                                    ----------        ----------        ----------        ----------
Income before income taxes                                             154,467            41,541           188,857            42,866

Provision for income taxes                                              48,500             9,500            58,600             9,500
                                                                    ----------        ----------        ----------        ----------

Net income                                                          $  105,967            32,041           130,257            33,366
                                                                    ==========        ==========        ==========        ==========

Net income per common share                                         $      .40               .12               .50               .13
                                                                    ==========        ==========        ==========        ==========

Weighted average number of shares outstanding                          261,981           262,422           261,981           262,422
                                                                    ==========        ==========        ==========        ==========


See accompanying notes to financial statements.

                               TNR TECHNICAL, INC.

                            Statements of Cash Flows

                                                                                          Six Months Ended
                                                                                             January 31,
                                                                                       1998           1997
                                                                                    (Unaudited)    (Unaudited)
                                                                                    -----------    -----------

Cash flows from operating activities:
    Net income                                                                        $ 130,257       33,366
    Adjustments to reconcile net income to net cash
      provided by operating activities:
       Depreciation and amortization                                                     19,179       15,903
       Deferred income taxes                                                             47,500        7,000
       Changes in operating assets and liabilities:
         Accounts receivable                                                            (66,850)     (33,853)
         Income taxes receivable/payable                                                  7,939         (622)
         Inventories                                                                    (16,025)    (229,087)
         Prepaid expenses and other assets                                               (1,387)     (33,573)
         Accounts payable and accrued expenses                                          (86,471)     134,775
                                                                                      ---------    ---------
            Net cash provided by (used in)
                operating activities                                                     34,142     (106,091)
                                                                                      ---------    ---------

Cash flows from investing activities:
    Purchases of short-term investments                                                 (24,029)    (982,822)
    Maturities of short-term investments                                                   --        698,136

    Purchase of property and equipment                                                  (69,324)     (22,982)
    Purchase of treasury stock                                                             --           (936)
                                                                                      ---------    ---------

            Net cash used in investing activities                                       (93,353)    (308,604)
                                                                                      ---------    ---------
Cash flows from financing activities:
    Process from issuance of note payable                                                35,198         --
    Payment of principal on note payable                                                 (1,065)        --
                                                                                      ---------    ---------
                 Net cash provided by financing activities                               34,133         --
                                                                                      ---------    ---------
                 Decrease in cash and cash equivalents                                  (25,078)    (414,695)

    Cash and cash equivalents - beginning of period                                     528,436      426,320
                                                                                      ---------    ---------
    Cash and cash equivalents - end of period                                         $ 503,358       11,625
                                                                                      =========    =========


See accompanying notes to financial statements.

                               TNR TECHNICAL, INC.

                          Notes to Financial Statements



(1)       Presentation of Unaudited Financial Statements

The unaudited financial statements have been prepared in accordance with rules of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. The information furnished, in the opinion of management, reflects all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of January 31, 1998, and results of operations and cash flows for the three and six month periods ended January 31, 1998 and 1997. The results of operations are not necessarily indicative of results which may be expected for any other interim period, or for the year as a whole.

(2)       Sales to Major Customers

During the six months ended January 31, 1998 and 1997, no customer accounted for more than 10% of total revenue.

(3)       Inventories

Inventories consist of the following:


                                                           January 31, 1998
                                         July 31, 1997       (Unaudited)
                                         -------------     ----------------

        Finished goods                     $   763,313          758,493
        Purchased parts and materials           18,776           39,921
                                           -----------          -------
                                           $   782,389          798,414
                                           ===========          =======

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

Liquidity and Capital Resources

         Working capital amounted to $1,831,038 at January 31, 1998 as compared to $1,677,501 at July 31, 1997. Cash and short term investments amounted to $555,419 at January 31, 1998 as compared to $556,468 at July 31, 1997. As more fully described under the Company's statements of cash flows in the accompanying financial statements, net cash provided by (used in) operating activities for the six months ended January 31, 1998 and 1997 was $34,142 and $(106,091), respectively. For the six months ended January 31, 1997, cash was used in operating activities as a result of increases in inventories, accounts receivable, and prepaid expenses partially offset by the Company's net income and increases in account payables and accrued expenses. For the six months ended January 31, 1998, cash was provided by operating activities as a result of the Company=s net income partially offset by increases in accounts receivable and inventory and decreases in accounts payable and accrued expenses. During the six months ended January 31, 1998 and 1997, cash was used in investing activities primarily to purchase property and equipment and short term investments.

         The Company's short term and long term liquidity needs have been satisfied from internal sources including cash from operations and amounts available from the Company's working capital. During the balance of fiscal 1998 and on a long term basis, management expects this trend to continue. There are no material commitments for capital expenditures or any long term credit arrangements as of January 31, 1998.

Results of Operations

         Net sales for the three months ended January 31,1998 were $1,473,054, an increase of $500,263 or approximately 51% from the comparable period of the prior year. Net sales for the six months ended January 31, 1998 were $2,820,457, an increase of $978,302 or approximately 53% from the comparable period of the prior year. These increases in sales for the three and six months ended January 31,1998 were due to increases in sales to existing and new customers primarily as a result of expanding operations in California. During the six months ended January 31, 1998 and 1997, no customer accounted for more than 10% of total revenues. The Company's gross margin for the three months ended January 31, 1998 increased by approximately 2.2% as compared to the comparable period of the prior year. The Company's gross margin for the six months ended January 31, 1998 decreased by approximately .6% as compared to the comparable period of the prior year. The fluctuations in margins discussed herein resulted primarily from the implementation of an aggressive pricing strategy beginning in the second quarter of fiscal 1998 and, to a lesser degree, from changes in product mix.

         Operating (selling, general and administrative) expenses when expressed as a percentage of net sales decreased approximately 4.4% for the three months ended January 31, 1998 and approximately 5.5% for the six months ended January 31, 1998 as compared to the comparable periods of the prior year due primarily to increased sales. During the past three years, the Company did not charge its operations with any research and development costs.

         Net income for the three months ended January 31, 1998 was $105,967 as compared to $32,041 for the comparable period of the prior year. Net income for six months ended January 31, 1998 was $130,527 as compared to $33,366 for the comparable period of the prior year.

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

Item 5.  Other Information:                 None

Item 6.  Exhibits and Reports on Form 8-K:

                  (a)      Exhibits

                           11 Earnings per share - included in the Statements of Operations

                           27   Financial Data Schedule

                  (b) During the quarter ended January 31, 1998 no report on
                      Form 8-K was filed or required to be filed.

                               TNR TECHNICAL, INC.



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            TNR TECHNICAL, INC.




Dated: March 9, 1998



                                   /s/ Jerrold Lazarus
                                   ----------------------------------------
                                   Jerrold Lazarus (Chairman of the Board,
                                   Chief Executive Officer, Chief Accounting
                                   and Financial Officer and Treasurer)