Form 10-Q
period 1998-04-30
TNR TECHNICAL INC
filed 1998-06-15
CIK 723615

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

 [X]             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended April 30, 1998

                                      OR

 [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to ________

Commission File Number:  0-13011
--------------------------------

                              TNR TECHNICAL, INC.
            ------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

          New York                                    11-2565202
----------------------------------         ------------------------------------
(State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)

301 Central Park Drive
Sanford, Florida                                               32771
----------------------------------------                    -----------
(Address of principal executive offices)                    (Zip  Code)

Registrant's telephone number,
including area code:                                      (407) 321-3011
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

261,981 Common Shares, $.0001 par value were issued and outstanding at April 30, 1998.

                              TNR TECHNICAL, INC.


                                     INDEX




                                                                          Page
                                                                         Number


PART I.  FINANCIAL INFORMATION

         Item 1.      Financial Statements

                      Balance Sheets
                        April 30, 1998 (Unaudited)                          3
                        and July 31, 1997

                      Statements of Operations
                        Three and Nine Months ended
                        April 30, 1998 (Unaudited) and
                        April 30, 1997 (Unaudited)                          4

                      Statements of Cash Flows
                        Nine Months ended April 30, 1998 (Unaudited)
                        and April  30, 1997 (Unaudited)                     5

                      Notes to Financial Statements (Unaudited)             6


         Item 2.      Management's Discussion and Analysis of
                        Financial Condition and Results of
                        Operations                                        7-8


PART II.          OTHER INFORMATION                                         9


SIGNATURES                                                                  9

                              TNR TECHNICAL, INC.

                                Balance Sheets

                                    Assets


                                                                                  July 31,1997         April 30, 1998
                                                                                                         (Unaudited)
                                                                           -------------------- ----------------------
Current assets:
    Cash and cash equivalents                                                    $     528,436                582,896
    Short-term investments                                                              28,032                116,820
    Accounts receivable - trade, less allowance for doubtful
        accounts                                                                       574,939                633,979
    Income taxes receivable                                                              1,360                      -
    Inventories                                                                        782,389                838,560
    Prepaid expenses and other current assets                                           33,717                 39,946
    Deferred income taxes                                                               17,000                 20,000
                                                                                --------------             ----------

             Total current assets                                                    1,965,873              2,232,201

Deferred income taxes                                                                  162,000                 63,090

Property and equipment, at cost, net of accumulated depreciation and
  amortization                                                                         122,856                171,968

Deposits                                                                                14,394                 13,694
                                                                                --------------             ----------

             Total assets                                                        $   2,265,123              2,480,953
                                                                                ==============             ==========

                     Liabilities and Shareholders' Equity

Current liabilities:
    Accounts payable                                                             $     196,114                151,996
    Accrued expenses                                                                    92,258                 41,565
    Income taxes payable                                                                     -                 16,079
    Current installments of note payable                                                     -                 11,122
                                                                                --------------             ----------

             Total current liabilities                                                 288,372                220,762

Note payable, excluding current installments                                                 -                 20,556
                                                                                --------------             ----------

             Total liabilities                                                         288,372                241,318
                                                                                --------------             ----------

Shareholders' equity:
    Common stock - $.02 par value, authorized 500,000 shares; issued
     301,581 shares                                                                      6,032                  6,032
    Additional paid in capital                                                       2,640,001              2,640,001
    Retained earnings                                                                 (473,248)              (210,364)
    Treasury stock - 39,600 shares                                                    (196,034)              (196,034)
                                                                                --------------             ----------

             Total shareholders' equity                                              1,976,751              2,239,635
                                                                                --------------             ----------

                                                                                 $   2,265,123              2,480,953
                                                                                 =============             ==========

See accompanying notes to financial statements.

                              TNR TECHNICAL, INC.

                           Statements of Operations



                                                   Three Months Ended         Nine Months Ended
                                                      April 30,                  April 30,
                                                   1998        1997           1998        1997
                                                (Unaudited) (Unaudited)   (Unaudited)  (Unaudited)
                                                ----------   ----------   ----------   ----------

Revenues:
  Net sale                                      $1,504,369    1,179,161    4,324,826    3,021,316
                                                ----------   ----------   ----------   ----------
Costs and expenses:
  Cost of goods sold                             1,068,027      882,176    3,177,078    2,249,304
  Selling, general and administrative              259,030      236,638      790,306      684,798
                                                ----------   ----------   ----------   ----------
                                                 1,327,057    1,118,814    3,967,384    2,934,102
                                                ----------   ----------   ----------   ----------
    Operating income                               177,312       60,347      357,442       87,214

Non-operating revenue (expense):
  Interest income                                   15,315        6,845       24,042       22,844
                                                ----------   ----------   ----------   ----------
        Income before income taxes                 192,627       67,192      381,484      110,058

Provision for income taxes                          60,000       21,500      118,600       31,000
                                                ----------   ----------   ----------   ----------

    Net income                                  $  132,627       45,692      262,884       79,058
                                                ==========   ==========   ==========   ==========

Net income per share                            $      .51          .17         1.00          .30
                                                ==========   ==========   ==========   ==========

Weighted average number of shares outstanding      261,981      262,094      261,981      262,267
                                                ==========   ==========   ==========   ==========

                                      4

                              TNR TECHNICAL, INC.

                           Statements of Cash Flows

                                                                      Nine Months Ended
                                                                          April 30,
                                                                      1998         1997
                                                                  (Unaudited)   (Unaudited)
                                                                  ----------    ----------

Cash flows from operating activities:
    Net income                                                       262,884        79,058
    Adjustments to reconcile net income to net cash
      provided by operating activities:
       Depreciation and amortization                                  32,324        23,855
       Deferred income taxes                                          95,910        25,000
       Changes in operating assets and liabilities:
         Accounts receivable                                         (59,040)     (103,761)
         Deposits                                                        700           670
         Inventories                                                 (56,171)     (116,309)
         Prepaid expenses and other assets                            (6,229)      (27,726)
         Income taxes receivable                                       1,360           538
         Accounts payable and accrued expenses                       (94,811)       62,161
         Income taxes payable                                         16,079          --
                                                                  ----------    ----------

            Net cash provided by (used in) operating activities      193,006       (56,514)
                                                                  ----------    ----------

Cash flows from investing activities :
    Purchases of short term investments                              (88,788)   (1,007,817)
    Maturities of short term investments                                --       1,331,750
    Purchase of property and equipment                               (81,436)      (28,549)
    Purchase of treasury stock                                          --          (1,648)
                                                                  ----------    ----------

            Net cash provided by (used in) investing activities     (170,224)      293,736
                                                                  ----------    ----------

Cash flows from financing activities:
   Payment of principal on note payable                               (3,520)         --
   Proceeds from issuance of note payable                             35,198          --
                                                                  ----------    ----------

            Net cash provided by financing activities                 31,678          --
                                                                  ----------    ----------

Increase in cash and cash equivalents                                 54,460       237,222

Cash and cash equivalents - beginning of period                      528,436       426,320
                                                                  ----------    ----------

Cash and cash equivalents - end of period                            582,896       663,542
                                                                  ==========    ==========




See accompanying notes to financial statements.

                              TNR TECHNICAL, INC.

                         Notes to Financial Statements



(1)       Presentation of Unaudited Financial Statements

The unaudited financial statements have been prepared in accordance with rules of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. The information furnished, in the opinion of management, reflects all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of April 30, 1998, and results of operations and cash flows for the three and nine month periods ended April 30, 1998 and 1997. The results of operations are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole.

(2)       Sales to Major Customers

During the nine months ended April 30, 1998 and 1997, no customer accounted for more than 10% of total revenue.

(3)       Inventories

Inventories consist of the following:


                                                          April 30, 1998
                                                            (Unaudited)           July 31, 1997
                                                          --------------          -------------

                     Finished goods                           805,018              $   763,613
                     Purchased parts and materials             33,542                   18,776
                                                              -------              -----------

                                                              838,560              $   782,389
                                                              =======              ===========



          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations

Liquidity and Capital Resources

Working capital amounted to $2,011,439 at April 30, 1998 as compared to $1,677,501 at July 31, 1997. Cash and short term investments amounted to $699,716 at April 30, 1998 as compared to $556,468 at July 31, 1997. As more fully described under the Company's statements of cash flows in the accompanying financial statements, net cash provided by (used in) operating activities for the nine months ended April 30, 1997 and 1998 was $(56,514) and $193,006, respectively. For the nine months ended April 30, 1997, cash was used in operating activities as a result of increases in inventories, accounts receivable and prepaid expenses partially offset by the Company's net income and increases in payables and accrued expenses. For the nine months ended April 30, 1998, cash was provided by operating activities due to the Company's net income and increases in deferred income taxes partially offset by increases in inventories and receivables and decreases in payables and accrued expenses. The increases in accounts receivable and in inventories were due primarily to increased sales of the Company's products during this period. During the nine months ended April 30, 1997, cash was provided by maturities of short term investments to fund purchases of property and equipment and to purchase short term investment vehicles. Net cash was used in investing activities for the nine months ended April 30, 1998 to purchase property and equipment and short term investments.

The Company's short term and long term liquidity needs have been satisfied from internal sources including cash from operations and amounts available from the Company's working capital. During the balance of fiscal 1998 and on a long term basis, management expects this trend to continue. There are no material commitments for capital expenditures or any long term credit arrangements.

Results of Operations

Net sales for the three months ended April 30,1998 were $1,504,369, an increase of $325,208 or approximately 28% from the comparable period of the prior year. Net sales for the nine months ended April 30, 1998 were $4,324,826, an increase of $1,303,510 or approximately 43% from the comparable period of the prior year. The increases in sales for the three and nine months ended April 30,1998 were primarily due to increases in sales to existing and new customers including new customers derived from the Company's expansion of its operations into California. During the three and nine months ended April 30,1998 and April 30,1997, no customer accounted for more than 10% of total revenues. The Company's gross margin for the three months ended April 30,1998 increased by approximately 4% and the gross margin for the nine months ended April 30, 1998 increased by approximately 1% as compared to the comparable period of the prior year primarily due to increases in the sales prices of the Company's products and, to a lesser extent, changes in the mix of product sales.

Operating (selling, general and administrative) expenses, when expressed as a percentage of net sales decreased approximately 3% for the three months ended April 30,

1998 and by approximately 4% for the nine months ended April 30, 1998 from the comparable period of the prior year. The decreases were due primarily to an overall increase in sales in fiscal 1998. During the past three years, the Company did not charge its operations with any research and development costs.

Net income for the three months ended April 30, 1998 was $132,627 as compared to $45,692 for the comparable period of the prior year. Net income for the nine months ended April 30, 1998 was $262,884 as compared to $79,058 for the comparable period of the prior year.

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

Item 5.           Other Information:                 None

Item 6.           Exhibits and Reports on Form 8-K:

                  (a)      Exhibits

                           11 Earnings per share - included in the Statements of Operations

                           27   Financial Data Schedule

                  (b) During the quarter ended April 30, 1998 no report on Form 8-K was filed or required to be filed.


                              TNR TECHNICAL, INC.



                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 TNR TECHNICAL, INC.


                                           -----------------------------------
                                                     (Registrant)
Dated: June 13, 1998



                                     /s/ Jerrold Lazarus
                                     -----------------------------------------
                                     Jerrold Lazarus (Chairman of the Board,
                                     Chief Executive Officer, Chief Accounting
                                     and Financial Officer and Treasurer)