Form 10-K
period 1998-07-31
TNR TECHNICAL INC
filed 1998-10-20
CIK 723615

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

      {X}       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
               THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                     For the fiscal year ended July 31, 1998
                   -------------------------------------------
                                       OR
       { }   TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

Commission File Number:  0-13011
--------------------------------

                               TNR TECHNICAL, INC.
            --------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            New York                                         11-2565202
            --------                                         ----------
(State of jurisdiction of                                  (I.R.S. Employer
 incorporation or organization)                         Identification Number)

301 Central Park Drive
Sanford, Florida                                                   32771
----------------                                                   -----
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number,
including area code:                                          (407) 321-3011
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


         As of September 30, 1998, the number of shares held by non-affiliates was approximately 155,000 shares. Due to the limited market for the Company's Common Stock, no value has been attributed to the shares held by non-affiliates.


         The number of shares outstanding of the issuer's Common Stock, as of September 30, 1998 was 261,978.

                                     PART I
Item 1.           Business

General

         TNR Technical, Inc. (the "Company") was incorporated on October 4, 1979 under the laws of the State of New York. The Company designs, assembles and markets primary and secondary batteries to a variety of industrial markets. The Company is an authorized distributor for several major battery manufacturers, which products are distributed nationally by Company. The Company's business is conducted principally at its two facilities in Sanford, Florida and Irvine, California.

         The Company is an authorized distributor of nickel-cadmium, Ni-MH, alkaline, lithium and sealed lead-acid batteries manufactured by Saft America, Powersonic Battery, Varta Battery, Yuasa, Duracell, Renata, GP Battery, Eveready Battery, and Sanyo Energy. As an authorized distributor, the Company purchases cells, assembles them into battery packs and maintains an inventory for resale. The Company sells its battery cells and/or battery packs to the industrial users and wholesalers without geographical limitation and on a non-exclusive basis. The Company also designs and assembles battery packs to customers' specifications. The Company's batteries supply portable power for tools, instruments, medical equipment, communications equipment, photography, radios and remote control airplanes, video recorders, lighting and toys. The Company's batteries supply standby power for electronic equipment, computer memories, emergency lighting, fire and burglar alarms, electronic cash registers, logic systems, medical instruments and communications systems.

         Sales under industrial and distribution programs accounted for substantially all of the Company's total revenues during the Company's past three fiscal years and no one customer accounted for 10% or more of the Company's total revenues during these years. At July 31, 1998 and 1997, the Company had no significant backlog.

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

Employees

         At September 30, 1998, the Company had twenty-three employees which include eight salespersons (including two executive officers), four clerical employees, three warehouse and shipping personnel and eight factory workers.

Item 2.           Properties

         The Company's principal executive office, sales, distribution and assembly facility is located at 301 Central Park Drive, Sanford, Florida 32771. These facilities, which consist of approximately 8,000 square feet of space, are leased from RKW Holdings Ltd., a Florida Limited Partnership, controlled by Wayne Thaw, an executive officer and director of the Company. The Florida lease provides for a term of ten years with a current monthly rent of $6,646 (including taxes and insurance) with annual increases of five percent over the preceding year's base rent. The Company's current base monthly rent is $5,879. The Company is also responsible for the payment of all sales, use and other taxes related to the leased facilities. The Company also leases a sales, distribution and assembly facility at 17779 Main Street, Irvine, California 92614. These facilities consist of 1,620 square feet of space. The California lease expires in June 1999. The Company pays a base rent of approximately $1,328 per month. The Company owns production equipment, primarily welding, soldering, testing, pneumatic and material handling equipment, and inspection equipment which has been sufficient for its needs to date.

Item 3.           Legal Proceedings

         There are no material legal proceedings to which the Company is a party.

Item 4.           Submission of Matters to a Vote of Security Holders.

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1998.

                                     PART II

Item 5. Market for Registrant's Securities and Related Stockholder Matters.

         (a)      Principal Market and Stock Prices.

         The Company's Common Stock may be quoted in the over-the-counter market. The closing high and low bid prices for fiscal 1997 and the high and low sales prices for fiscal 1998 of the Common Stock are shown below for the Company's last two fiscal years ended July 31, 1998.

                                            High                       Low
                                            ----                       ---

Fiscal 1998

First Quarter                               $4.00                      $3.38
Second Quarter                              $3.50                      $2.88
Third Quarter                               $3.88                      $2.88
Fourth Quarter                              $6.00                      $3.75

Fiscal 1997

First Quarter                               $3.44                      $3.13
Second Quarter                              $3.44                      $3.00
Third Quarter                               $3.38                      $3.00
Fourth Quarter                              $3.38                      $3.38

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

         The approximate number of holders of record of the Company's Common Stock, as of September 30, 1998 was 1,475 as supplied by the Company's transfer agent, American Stock Transfer Company, 40 Wall Street, New York, NY 10005.

         No cash dividends have been paid by the Company on its Common Stock and no such payment is anticipated in the foreseeable future.

Item 6.                       SELECTED FINANCIAL DATA

                  The following selected financial data has been derived from the Company's financial statements which have been examined by independent certified public accountants. Such financial statements should be read in conjunction with the following financial data.

Statement of Operations Summary:


                               Year Ended          Year Ended          Year Ended          Year Ended           Year Ended
                             July 31, 1998       July 31, 1997       July 31, 1996       July 31, 1995        July 31, 1994
                             -------------       -------------       -------------       -------------        -------------


Net sales                     $5,719,806          $4,239,423           $3,792,537           $3,710,805           $3,585,872
Net income                       295,012              88,701              135,398              437,982(1)           148,238
Net income per
share                               1.13                 .34                  .52                 1.67                  .56

Cash dividends                       -0-                 -0-                  -0-                  -0-                  -0-

Balance Sheet Data:



                             July 31, 1998       July 31, 1997       July 31, 1996       July 31, 1995        July 31, 1994
                             -------------       -------------       -------------       -------------        -------------

Working capital               $2,021,076          $1,677,501           $1,569,635           $1,456,548           $1,272,929
Total Assets                   2,488,793           2,265,123            1,997,399            2,022,611            1,532,215
Long-term debt
(including capital
leases)                           17,939                 -0-                  -0-                  -0-                  -0-
Total Shareholders'
equity                         2,271,643           1,976,751            1,889,814            1,754,416            1,316,434



(1)      Includes a credit for income taxes of $239,000.

Item 7. Managements Discussion and Analysis of Financial Condition and Results of Operations.


Liquidity and Capital Resources

         Working capital amounted to $2,021,076 at July 31, 1998 as compared to $1,677,501 at July 31, 1997. Cash and short-term investments amounted to $764,864 at July 31, 1998 as compared to $556,468 at July 31, 1997. As more fully described in the "Statements of Cash Flows" included in the Company's financial statements elsewhere herein, net cash provided by (used in) operating activities for the fiscal years ended July 31, 1998, July 31, 1997 and July 31, 1996 were $152,675, $(191,398) and $242,858 respectively.

           During the last three years, the Company's net income contributed to cash flows from operating activities. In 1998, net cash was provided from operating activities partially offset by changes in operating assets and liabilities including, without limitation, net purchases of short-term investments and decrease in accounts payable. In 1997 net cash was used in operating activities primarily as a result of substantial increases in accounts receivable and inventories partially offset by the Company's net income and increases in accounts payable. The substantial increase in inventory is primarily due to low inventory levels at July 31, 1996 in anticipation of the Company's move to its new facilities in Sanford, Florida in the summer of 1996. In 1998, net cash was used in investing activities to purchase property and equipment. During 1997, net cash was provided by investing activities as a result of reduction in short term investments partially offset by purchase of property and equipment.

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

         During the past three years, the Company's liquidity needs have been satisfied from internal sources including cash from operations and amounts available from the Company's working capital. During fiscal 1999, Management expects this trend to continue. There are no material commitments for capital expenditures or any long-term credit arrangements as of July 31, 1998.

Results of Operations

         Sales for 1998 increased by $1,480,383 or approximately 35% as compared to fiscal 1997. Sales for 1997 increased by $446,886 or approximately 12% as compared to fiscal 1996. The sales increases were due to increased demand for the Company's products from the Company's existing client base and from new customers including customers derived from the Company's expansion of its operations into California. During the past three years, no customer accounted for more than 10% of revenues. The Company's gross margin fluctuated slightly over the past three years primarily due to changes in product mix and a concerted effort by management to increase overall profit margins.

         Operating (selling, general and administrative) expenses increased during the past three years substantially due to increases in rent, insurance, administrative salaries and depreciation. Operating expenses when expressed as a percentage of net sales was 19.5%, 23.0%, and 22.7%, for fiscal 1998, fiscal 1997 and fiscal 1996, respectively.

         During the past three years, the Company did not charge its operations with any research and development costs.

         Net income for fiscal 1998 was $295,012 as compared to $88,701 for fiscal 1997 as compared to $135,398, for fiscal 1996. Net income per share for fiscal 1998, fiscal 1997 and 1996 were $1.13, $.34 and $.52, respectively.

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

Year 2000 Issue

         Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the year 2000. The Company has purchased new computers which are year 2000 compliant and is currently working to correct the problem with certain other computers. Such costs are estimated to amount to approximately $20,000. The Company's operations may be impacted by the year 2000 issue.

Item 8.           Financial Statements and Supplementary Data.

         The information required by Item 8, and an index thereto, appears at pages F-1 through F-12 (inclusive) of this Report, which pages follow Item 9.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         Not applicable.

                               TNR TECHNICAL, INC.

                          Index to Financial Statements




Independent Auditors' Report                                              F-1

Financial Statements:

   Balance Sheets  --  July 31, 1998 and 1997                             F-2

   Statements of Operations -- Three years ended July 31, 1998            F-4

   Statements of Shareholders' Equity -- Three years ended July 31, 1998  F-5

   Statements of Cash Flows -- Three years ended July 31, 1998            F-6

Notes to Financial Statements                                             F-8

                          Independent Auditors' Report


The Shareholders and Board of Directors
TNR Technical, Inc.:

We have audited the accompanying balance sheets of TNR Technical, Inc. as of July 31, 1998 and 1997, and the related statements of operations, shareholders' equity and cash flows for the three years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TNR Technical, Inc. as of July 31, 1998 and 1997 and the results of its operations and its cash flows for the three years then ended in conformity with generally accepted accounting principles.

                                      /s/ Parks, Tschopp, Whitcomb and Orr, P.A.



August 27, 1998
Maitland, Florida

                               TNR TECHNICAL, INC.

                                 Balance Sheets

                             July 31, 1998 and 1997







                                                       Assets

                                                                                 1998               1997
                                                                              ----------         ----------

Current assets:
    Cash and cash equivalents                                                 $  597,683            528,436
    Short-term investments (note 2)                                              167,181             28,032
    Accounts receivable - trade, less allowance for doubtful
     accounts of $19,300 in 1998 and $14,860 in 1997                             599,504            574,939
    Income taxes receivable                                                         --                1,360
    Inventories (note 3)                                                         814,605            782,389
    Prepaid expenses and other current assets                                     18,614             33,717
    Deferred income taxes (note 7)                                                23,000             17,000
                                                                              ----------         ----------

             Total current assets                                              2,220,587          1,965,873

Deferred income taxes (note 7)                                                    69,000            162,000

Property and equipment, at cost, net of accumulated
  depreciation and amortization (notes 4 and 5)                                  185,361            122,856

Other assets:
    Deposits                                                                      13,845             14,394
                                                                              ----------         ----------
                                                                              $2,488,793          2,265,123
                                                                              ==========         ==========











See accompanying notes to financial statements.                     (Continued)

                               TNR TECHNICAL, INC.

                           Balance Sheets , Continued

                             July 31, 1998 and 1997





                       Liabilities and Shareholders' Equity


                                                                           1998            1997
                                                                       -----------      ---------

Current liabilities:
    Accounts payable                                                   $    88,964        196,114
    Accrued expenses                                                        75,220         92,258
    Income taxes payable                                                    23,989           --
    Current installments of note payable (note 5)                           11,338           --
                                                                       -----------      ---------

             Total current liabilities                                     199,511        288,372
Note payable, excluding current installments (note 5)                       17,639           --
                                                                       -----------      ---------
                 Total liabilities                                         217,150        288,372
                                                                       -----------      ---------
Shareholders' equity:
    Common stock - $.02 par value, authorized 500,000
     shares; issued and outstanding 301,581 shares (note 6)                  6,032          6,032
    Additional paid in capital                                           2,640,001      2,640,001
    Accumulated deficit                                                   (178,236)      (473,248)
                                                                       -----------      ---------
                                                                         2,467,797      2,172,785
   Less cost of treasury stock  39,630 and 39,600
     shares in 1998 and 1997, respectively                                 196,154        196,034
                                                                       -----------      ---------
             Total shareholders' equity                                  2,271,643      1,976,751
                                                                       -----------      ---------

Commitment (note 8)
                                                                       $ 2,488,793      2,265,123
                                                                       ===========      =========





See accompanying notes to financial statements.

                               TNR TECHNICAL, INC.

                            Statements of Operations

                    Years ended July 31, 1998, 1997 and 1996



                                                        1998          1997        1996
                                                     ----------    ---------    ---------

Revenues:
     Net sales (note 9)                              $5,719,806    4,239,423    3,792,537
                                                     ----------    ---------    ---------

Costs and expenses:
     Cost of goods sold                               4,213,673    3,170,948    2,779,595
     Selling, general and administrative (note 10)    1,114,194      975,757      859,047
                                                     ----------    ---------    ---------
                                                      5,327,867    4,146,705    3,638,642
                                                     ----------    ---------    ---------
          Operating income                              391,939       92,718      153,895

Non-operating revenue (expense):
     Interest income                                     22,763       35,110       30,538
                                                     ----------    ---------    ---------
             Income before income taxes                 414,702      127,828      184,433

Income tax expense (note 7)                             119,690       39,127       49,035
                                                     ----------    ---------    ---------
          Net income                                 $  295,012       88,701      135,398
                                                     ==========    =========    =========

Net income per share                                 $     1.13          .34          .52
                                                     ==========    =========    =========
Weighted average number of shares                       261,973      262,203      262,422
                                                     ==========    =========    =========












See accompanying notes to financial statements.

                               TNR TECHNICAL, INC.

                       Statements of Shareholders' Equity

                    Years ended July 31, 1998, 1997 and 1996





                                                                      Additional
                                          Common Stock                 Paid-in          Accumulated         Treasury
                                     Shares           Amount           Capital             Deficit           Stock
                                     ------           ------           -------             -------           -----

Balances, July 31, 1995             301,581        $    6,032          2,640,001           (697,347)         (194,270)

Net income                               -                 -                  -             135,398                -
                                    -------        ----------          ---------           --------          --------

Balances, July 31, 1996             301,581             6,032          2,640,001           (561,949)         (194,270)

Net income                                                                                   88,701

Purchase of Company
     stock                               -                -                  -                  -              (1,764)
                                    -------        ----------          ---------           --------          --------

Balances, July 31, 1997             301,581             6,032          2,640,001           (473,248)         (196,034)

Net income                               -                -                  -              295,012                 -

Purchase of Company
      stock                              -                -                  -                  -                (120)
                                    -------        ----------          ---------           --------          --------

Balances, July 31, 1998             301,581        $    6,032          2,640,001           (178,236)         (196,154)
                                    =======        ==========          =========           ========          ========





See accompanying notes to financial statements.

                               TNR TECHNICAL, INC.

                            Statements of Cash Flows

                    Years ended July 31, 1998, 1997 and 1996








                                                                  1998          1997          1996
                                                               ----------    ----------    ----------

Cash flows from operating activities:
         Net income                                               295,012        88,701       135,398
         Adjustments to reconcile net income to net cash
           provided by operations:
                Deferred income taxes                              87,000        31,000        40,000
                Depreciation and amortization                      49,780        36,875        23,530
                Unrealized gain on short term investments            (860)       (3,037)         --
                Provision for doubtful accounts                     8,400         8,400        24,820
                Changes in operating assets and liabilities:
                      Purchases of short term investments        (251,667)      (24,995)         --
                      Sales of short term investments             113,378          --            --
                      Accounts receivable                         (32,965)     (141,158)      (86,699)
                      Inventories                                 (32,216)     (341,803)      274,852
                      Prepaid expenses and other assets            15,103       (28,519)          644
                      Accounts payable and accrued expenses      (124,188)      180,787      (155,110)
                      Deposits                                        549        (1,011)       (7,392)
                      Income taxes receivable                      25,349           325        (7,185)
                                                               ----------    ----------    ----------
                       Net cash provided by (used in)
                           operating activities                   152,675      (191,398)      242,858
                                                               ----------    ----------    ----------




Cash flows from investing activities:
         Purchases of short-term investments                         --      (1,010,853)   (1,047,304)
         Maturities of short-term investments                        --       1,356,066     1,206,917
         Purchase of property and equipment                      (112,285)      (49,935)      (76,449)
                                                               ----------    ----------    ----------
                       Net cash provided by (used in)
                           investing activities                  (112,285)      295,278        83,164
                                                               ----------    ----------    ----------







                                                                     (Continued)

                               TNR TECHNICAL, INC.

                    Years ended July 31, 1998, 1997 and 1996






                                                                  1998          1997          1996
                                                               ----------    ----------    ----------


Cash flows from financing activities:
         Purchase of treasury stock                                 (120)      (1,764)        --
         Proceeds from issusance of note payable                  35,198         --           --
         Principal payments on note payable                       (6,221)        --           --
                                                               ---------      -------      -------
                       Net cash provided by (used in)
                           financing activities                   28,857       (1,764)        --
                                                               ---------      -------      -------

                       Increase in cash and cash equivalents      69,247      102,116      326,022

Cash and cash equivalents - beginning of year                    528,436      426,320      100,298
                                                               ---------      -------      -------
Cash and cash equivalents - end of year                        $ 597,683      528,436      426,320
                                                               =========      =======      =======


Supplemental disclosures of cash flow information:
         Cash paid during the year for interest                $   1,914         --           --
                                                               =========      =======      =======
         Cash paid during the year for income taxes            $   7,341        7,803       10,860
                                                               =========      =======      =======











See accompanying notes to financial statements.

                               TNR TECHNICAL, INC.

                          Notes to Financial Statements

                             July 31, 1998 and 1997



(1)  Summary of Significant Policies

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


                                                                     (Continued)
                                       F-8

                               TNR TECHNICAL, INC.

                          Notes to Financial Statements

                             July 31, 1998 and 1997


(1), Summary of Significant Accounting Policies (Continued)

     (g)  Use of Estimates

          Management of the Company has made certain estimates and assumptions relating to the reporting of assets and liabilities and disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

     (h) Financial Instruments Fair Value, Concentration of Business and Credit Risks

          The carrying amount reported in the balance sheet for cash, short-term investments, accounts receivable, accounts payable and accrued expenses approximates fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount reported in the accompanying balance sheet for note payable approximates fair value because the actual interest rate does not significantly differ from current rates offered for instruments with similar characteristics. Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade accounts receivable which amount to approximately $600,000 and money market funds amounting to approximately $466,000. The Company performs periodic credit evaluations of its trade customers and generally does not require collateral. The Company maintains its cash balances at certain financial institutions in which balances are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company's uninsured balances amount to approximately $400,000 at July 31, 1998 and 1997.

     (i)  Income Taxes

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




                                                                     (Continued)
                                       F-9

                               TNR TECHNICAL, INC.

                          Notes to Financial Statements

                             July 31, 1998 and 1997


(1)  Summary of Significant Accounting Policies (Continued)

     (j)  Cash Flows

          For purposes of cash flows, the Company considers all highly liquid investments with an initial maturity of three months or less to be cash equivalents.

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

     (l)  Reclassifications

          Certain amounts from 1997 and 1996 have been reclassified to conform with the 1998 presentation.

(2)  Short-Term Investments

          Short-term investments are classified as trading securities and are presented below:

                                                     1998              1997
                                                     ----              ----

           Common Stock                           $     57,250            -

           Equity (Unit Investment) Trusts             109,901         28,032
                                                  ------------         ------
                                                  $    167,181         28,032
                                                  ============         ======

          The Company's trading securities are carried at fair value, which was not materially different than cost at July 31, 1998 and 1997. Net realized and unrealized gains and losses on trading securities are included in net income.

                               TNR TECHNICAL, INC.

                          Notes to Financial Statements

                             July 31, 1998 and 1997



     (3)  Inventories

          Inventories consist of the following:


                                                                        1998           1997
                                                                      ---------      -------

               Finished goods                                         $ 790,982      763,613
               Purchased parts and material                              23,623       18,776
                                                                      ---------      -------
                                                                      $ 814,605      782,389
                                                                      =========      =======


     (4)  Property and Equipment

          Property and equipment consists of the following:

                                                                         1998          1997
                                                                      ---------      -------

               Machinery and equipment                                $ 266,542      202,774
               Leasehold improvements                                    27,457       26,742
                                                                      ---------      -------
                                                                        293,999      229,516

               Less accumulated depreciation and amortization           108,638      106,660
                                                                      ---------      -------
                                                                      $ 185,361      122,856
                                                                      =========      =======




                               TNR TECHNICAL, INC.

                          Notes to Financial Statements

                             July 31, 1998 and 1997


     (5)  Note Payable

          Note payable consists of an obligation payable in monthly installments of $1,099 including interest at 7.75% expiring December 2000. The note is secured by vehicles. Total annual principal payments on this obligation as of July 31,1998 are as follows:

            Year Ending July 31,
            --------------------

                  1999                              $  11,338
                  2000                                 12,249
                  2001                                  5,390
                                                    ---------
                                                    $  28,977
                                                    =========

     (6)  Stock Option Plan

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

                               TNR TECHNICAL, INC.

                          Notes to Financial Statements

                             July 31, 1998 and 1997


     (7)  Income Taxes

          The income tax provision (benefit) for the years ended December 31, 1998, 1997 and 1996 consists of the following:


                                                                         1998              1997                1996
                                                                    -------------       ----------        ----------
          Current:
            Federal                                                 $          -                -                 -
            State                                                          20,000            7,000             9,035
                                                                    -------------       ----------        ----------
                                                                           20,000            7,000             9,035
                                                                    -------------       ----------        ----------
          Deferred:
            Federal                                                        98,500           31,000            40,000
            State                                                           1,190            1,127            -
                                                                    -------------       ----------        ----------
                                                                           99,690           32,127            40,000
                                                                    -------------       ----------        ----------
                  Total                                             $     119,690       $   39,127            49,035
                                                                    =============       ==========        ==========



          Income tax expense (benefit) attributable to income before income tax differed from the amount computed by applying the U.S. Federal income tax rate of 34% to income from operations before income taxes as a result of the following:




                                                                                 1998              1997                1996
                                                                             -------------       ----------        ----------

          Computed "expected" tax expense                                     $     140,000           43,500            62,700
          Increase (reduction) in income tax expense  resulting from:
               State income taxes, net of federal income tax benefit                 14,000            4,500             6,000
               Adjustment to deferred tax assets to reflect
                  current effective tax rates                                       (34,310)          (8,873)          (19,665)
                                                                              -------------       ----------        ----------
                                                                              $     119,690           39,127            49,035
                                                                              =============       ==========        ==========






                                                                     (Continued)
                                      F-13

                               TNR TECHNICAL, INC.

                          Notes to Financial Statements

                             July 31, 1998 and 1997



     (7)  Income Taxes (Continued)

          The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at July 31, 1998 and 1997 are presented below:



                                                                                     1998                  1997
                                                                                 ------------          ----------
          Deferred tax assets:
              Inventories, principally due to additional costs
               inventoried for tax purposes                                      $     18,000              13,000
              Accounts receivable, due to allowance for uncollectible
               accounts                                                                 5,000               4,000
              Net operating losses                                                     69,000             162,000
                                                                                 ------------          ----------

                                                                                       92,000             179,000
          Less valuation allowance                                                         -                   -
                                                                                 ------------          ----------
                    Total                                                        $     92,000             179,000
                                                                                 ============          ==========


          Deferred taxes are presented in the accompanying balance sheets as:

                                                                                     1998                 1997
                                                                                 ------------          ----------

              Current deferred tax assets                                        $     23,000              17,000
              Noncurrent deferred tax assets                                           69,000             162,000
                                                                                 ------------          ----------
                                                                                 $     92,000             179,000
                                                                                 ============          ==========








                                                                     (Continued)

                               TNR TECHNICAL, INC.

                          Notes to Financial Statements

                             July 31, 1998 and 1997


     (7)  Income Taxes (Continued)

          In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. Management considers the projected future taxable income and tax planning strategies in making this assessment. The Company believes that future earnings in addition to the amount of taxable differences which will reverse in future periods, will be sufficient to offset recorded deferred tax assets and, accordingly, a valuation allowance is not considered necessary at July 31, 1998 and 1997.

          At July 31, 1998, the Company has net operating loss carryforwards of approximately $230,000, which will expire in 2004.


     (8)  Lease Commitment

          Commencing in June 1996, the Company entered into an agreement to lease its Florida office, warehouse and distribution facilities from a partnership controlled by an executive officer, shareholder and director of TNR. The lease agreement provides payment of real estate taxes and insurance and extends for a term of ten years. Future minimum rental payments associated with this lease are indicated below.


                   Year Ending July 31,
                   --------------------

                           1999                          66,480
                           2000                          69,804
                           2001                          73,293
                           2002                          76,598
                           2003                          80,806
                        Thereafter                      251,603
                                                   ------------
                                                   $    618,584
                                                   ============


                                                                     (Continued)

                               TNR TECHNICAL, INC.

                          Notes to Financial Statements

                             July 31, 1998 and 1997



     (8)  Lease Commitment (Continued)

          Total lease and rental expense amounted to $93,732, $83,928 and $74,707 in 1998, 1997 and 1996, respectively. In 1998, 1997 and 1996, lease expense associated with related parties amounted approximately to $78,000, and $64,000, and $9,966, respectively.

     (9)  Sales to Major Customers

          During the years ended July 31, 1998, 1997, and 1996 no customer accounted for more than 10% of total revenues.

    (10)  Supplementary Information

                                               1998          1997         1996
                                               ----          ----         ----

          Advertising costs                $   64,654       53,103       37,244
          Provision for doubtful accounts  $    8,400        8,400       24,820


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

                                  Term        First
                                  of          Became         Principal
Name                  Age         Office      Director       Occupation
----                  ---         ------      --------       ----------

Jerrold Lazarus       66            (1)        1987         Chairman of the
                                                            Board and Chief
                                                            Executive Officer


Norman L. Thaw        65            (1)        1979         President of
                                                            Stride Rite
                                                            Stables, Inc.,
                                                            Private Investor

Wayne Thaw            41            (1)        1983         President and
                                                            Chief Operating
                                                            Officer

Kathie Thaw           43            (1)        1996         Vice-President

------------
(1) Directors are elected at the annual meeting of stockholders and hold office to the following annual meeting.

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

                           SUMMARY COMPENSATION TABLE

===================================================================================================================================
                                                                           |         Long Term Compensation          |
                                                                           |-----------------------------------------|
                                           Annual Compensation             |            Awards           |  Payouts  |
---------------------------------------------------------------------------|-----------------------------|-----------|
      (a)        |   (b)   |        (c)      |       (d)      |      (e)   |      (f)      |      (g)    |     (h)   |     (I)
                 |         |                 |                |     Other  |               |             |           |     All
     Name        |         |                 |                |    Annual  |  Restricted   |             |           |   Other
      and        |         |                 |                |    Compen- |     Stock     |    Number   |    LTIP   |  Compen-
   Principal     |         |                 |                |    sation  |   Award(s)    |      of     |   Payouts |   sation
   Position      |  Year   |    Salary ($)   |    Bonus ($)   |    ($)(1)  |      ($)      |    Options  |     ($)   |    ($)
-----------------|---------|-----------------|----------------|------------|---------------|-------------|-----------|------------
Jerrold Lazarus  |  1998   |      75,690     |      7,200     |       0    |       0       |       0     |      0    |      0
     CEO,        |  -------|-----------------|----------------|------------|---------------|-------------|-----------|------------
                 |  1997   |      67,901     |      1,000     |       0    |       0       |    10,000   |      0    |      0
                 |  -------|-----------------|----------------|------------|---------------|-------------|-----------|------------
Chairman of the  |  1996   |      79,627     |      7,500     |       0    |       0       |       0     |      0    |      0
     Board       |         |                 |                |            |               |             |           |
-----------------|---------|-----------------|----------------|------------|---------------|-------------|-----------|------------
 Wayne Thaw,     |  1998   |     104,500     |      9,503     |       0    |       0       |       0     |      0    |      0
  President      |  -------|-----------------|----------------|------------|---------------|-------------|-----------|------------
                 |  1997   |     105,751     |      1,250     |       0    |       0       |    10,000   |      0    |      0
                 |  -------|-----------------|----------------|------------|---------------|-------------|-----------|------------
                 |  1996   |     106,308     |      7,500     |       0    |       0       |       0     |      0    |      0
==================================================================================================================================

----------

         (1) Does not include the value of a leased or company owned automobile provided to each officer for business purposes.

         During the past three fiscal years, the Company has not granted restricted stock awards or stock appreciation rights. In addition, the Company does not have a defined benefit or actuarial plan.

         The Company has no employment contracts with its executive officers. Jerrold Lazarus and Wayne Thaw are currently receiving a monthly salary of $6,283 and $8,675, respectively. Directors do not presently receive compensation for serving on the Board or on its committees. Depending on the number of meetings and the time required for the Company's operations, the Company may decide to compensate its directors in the future.

         The Company provides each of its two above named executive officers with an automobile. The Company has no annuity, pension, or retirement benefits for its employees. The Company has not afforded any of its officers or directors any other personal benefits, the value of which exceeds 10% of his cash compensation, which is not directly related to job performance or provided generally to all salaried employees.

Stock Option Plan

         The 1992 Incentive and Non-Qualified Stock Option Plan, (the "1992 Plan"), was approved by the Board of Directors on November 17, 1992 and ratified by stockholders on January 29, 1993. The 1992 Plan covers 60,000 shares of Common Stock, subject to adjustment of shares under the anti-dilution provisions of the 1992 Plan. The 1992 Plan authorizes the issuance of the options covered thereby as either "Incentive Stock Options" within the meaning of the Internal Revenue Code of 1986, as amended, or as "Non-Statutory Stock Options." Persons eligible to receive options under the 1992 Plan includes employees, directors, officers, consultants or advisors, provided that bona fide services shall be rendered by consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital raising transaction; however, only employees (who may also be officers and/or directors) are eligible to receive an Incentive Stock Option. The 1992 Plan also provides that no options may be granted after November 16, 2002. In December 1996, the Company has granted ten year non-statutory options to purchase 30,000 shares at an exercise price of $3.25 per share to Wayne Thaw (10,000 shares), Jerrold Lazarus (10,000 shares) and Kathie Thaw (10,000 shares).

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

                               OPTION GRANTS TABLE

         The information provided in the table below provides information with respect to individual grants of stock options during fiscal 1998 of each of the executive officers named in the summary compensation table above. The Company did not grant any stock appreciation rights during 1998.







                        Option Grants in Last Fiscal Year


===================================================================================================================================
                                                                                                |             Potential
                                                                                                |        Realizable Value at
                                                                                                |           Assumed Annual
                                         Individual Grants                                      |        Rates of Stock Price
                                                                                                |            Appreciation
                                                                                                |        for Option Term (2)
------------------------------------------------------------------------------------------------|----------------------------------
               (a)       |        (b)        |          (c)       |     (d)         |    (e)    |     (f)       |       (g)
                         |                   |         % of       |                 |           |               |
                         |                   |         Total      |                 |           |               |
                         |                   |       Options/     |                 |           |               |
                         |                   |      Granted to    |                 |           |               |
                         |      Options      |      Employees     |   Exercise      |  Expira-  |               |
                         |      Granted      |       in Fiscal    |    Price        |   tion    |               |
              Name       |        (#)        |       Year (1)     |    ($/Sh)       |   Date    |    5% ($)     |      10% ($)
                         |                   |                    |                 |           |               |
-------------------------|-------------------|--------------------|-----------------|-----------|---------------|------------------
Wayne Thaw               |        -0-        |       N/A          |      N/A        |   N/A     |     N/A       |        N/A
-------------------------|-------------------|--------------------|-----------------|-----------|---------------|------------------
Jerrold Lazarus          |        -0-        |       N/A          |      N/A        |   N/A     |     N/A       |        N/A
-----------------------------------------------------------------------------------------------------------------------------------

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

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FY-END OPTION VALUES

         The information provided in the table below provides information with respect to each exercise of stock option during fiscal 1998 by each of the executive officers named in the summary compensation table and the fiscal year end value of unexercised options.

===============================================================================
           (a)    |     (b)     |     (c)    |     (d)      |       (e)
                  |             |            |              |     Value of
                  |             |            |  Number of   |   Unexercised
                  |    Shares   |            | Unexercised  |   In-the-Money
                  |   Acquired  |            |  Options at  |     Options
                  |      on     |    Value   |  FY-End (#)  |   at Fy-End($)
                  |   Exercise  |  Realized  | Exercisable/ |   Exercisable/
      Name        |     (#)     |   ($)(1)   | Unexercisable| Unexercisable(1)
------------------|-------------|------------|--------------|------------------
Wayne Thaw        |     -0-     |     -0-    |   10,000/0   |    20,000/0
------------------|-------------|------------|--------------|------------------
Jerrold Lazarus   |     -0-     |     -0-    |   10,000/0   |    20,000/0
-------------------------------------------------------------------------------

------------
(1) The aggregate dollar values in column (c) and (e) are calculated by determining the difference between the fair market value of the Common Stock underlying the options and the exercise price of the options at exercise or fiscal year end, respectively. In calculating the dollar value realized upon exercise, the value of any payment of the exercise price is not included. Fiscal year end value based upon a market price of $5.25 per share.

Report of the Board of Directors on Executive Compensation

         During fiscal 1998, the entire Board which consists of Norman Thaw, Jerrold Lazarus, Wayne Thaw (and Kathie Thaw held primary responsibility for determining executive compensation levels. The goals of the Company's compensation program is to align compensation with business objectives and performance and to enable the Company to attract, retain and reward executive officers and other key employees who contribute to the long-term success of the Company. The Company has provided on a prospective basis annual incentive opportunity to several of its key employees sufficient to provide motivation to achieve specific operating goals. The foregoing report has been approved by all members of the board of directors.

                                    Jerrold Lazarus-Chairman
                                    Norman Thaw
                                    Wayne Thaw
                                    Kathie Thaw

Compensation Committee Interlocks and Insider Participation

         During fiscal 1998, Jerrold Lazarus and Wayne Thaw, executive officers of the Company, were involved in determining executive officer compensation levels as members of the Board of Directors.

Item 12.     Security Ownership of Certain Beneficial Owners and Management.

         As of September 30, 1998, the Company had outstanding 261,978 shares of Common Stock. The only persons of record who presently hold or are known to own (or believed by the Company to own) beneficially more than 5% of the outstanding shares of such class of stock is listed below. The following table also sets forth certain information as to holdings of the Company's Common Stock of all officers and directors individually, and all officers and directors as a group. (The shares shown in the table below for Norman Thaw and his sons, Wayne Thaw and Mitchell Thaw are not beneficially owned by each other and are listed separately).


===============================================================================
                        Name and                  Amount and
                        Address of                Nature of
                        Beneficial                Beneficial      Approximate
Title of Class          Owner                     Ownership (1)     Percent
-------------------------------------------------------------------------------
Common Stock          Wayne Thaw                   61,592            22.6
                      (3)(4)(6)
-------------------------------------------------------------------------------
Common Stock          Norman L. Thaw               55,228            21.1
                      (2)(3)(6)
-------------------------------------------------------------------------------
Common Stock          Jerrold Lazarus (3)(4)       10,691             3.9
-------------------------------------------------------------------------------
Common Stock          Kathie Thaw (3)(4)(6)        10,000             3.7
-------------------------------------------------------------------------------
Common Stock          All Directors and           137,874            47.2
                      Officers as a group
                      (four persons)(5)(6)
-------------------------------------------------------------------------------
Common Stock          Mitchel A. Thaw              21,525             8.3
                      (3)(6)
===============================================================================

* Owns less than 1% of the issued and outstanding shares of the Company's Common Stock.

--------------------

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

         (b)               Reports on Form 8-K.

                           No Reports on Form 8-K were filed or required to be filed during the quarter ended July 31, 1998.

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

Dated:            Sanford, Florida
                  October 5, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures                         Title                      Date
----------                         -----                      ----

/s/ Norman L. Thaw                 Director               October 5, 1998
------------------------
   Norman L. Thaw

/s/ Wayne Thaw                     President, Chief       October 5,1998
------------------------           Operating
   Wayne Thaw                      Officer and
                                   Director

/s/ Jerrold Lazarus                Chairman of the        October  5, 1998
------------------------           Board, Chief
   Jerrold Lazarus                 Executive
                                   Officer, Chief
                                   Financial and
                                   Accounting
                                   Officer,
                                   Treasurer,
                                   and Secretary


/s/ Kathie Thaw                    Vice President          October 5, 1998
------------------------           and Director
 Kathie Thaw


Norman Thaw, Kathie Thaw, Wayne Thaw and Jerrold Lazarus represent all the members of the Board of Directors.