Form 10-Q
period 1998-10-31
TNR TECHNICAL INC
filed 1998-12-16
CIK 723615

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended October 31, 1998

                                       OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

Commission File Number: 0-13011
-------------------------------

                               TNR TECHNICAL, INC.
             -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          New York                                              11-2565202
---------------------------------                           -------------------
(State or other jurisdiction                                 (I.R.S. Employer
of incorporation or organization)                           Identification No.)

301 Central Park Drive
Sanford, Florida                                                        32771
----------------------------------------                              ----------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number,
including area code:                                              (407) 321-3011
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

                                 Yes x.  No    .
                                     --     ---

261,849 Common Shares, $.02 par value were issued and outstanding at October 31, 1998.
--------------------------------------------------------------------

                               TNR TECHNICAL, INC.

                                      INDEX


                                                                       Page
                                                                      Number
                                                                      ------

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Balance Sheets
                   October 31, 1998 (Unaudited)                          3
                   and July 31, 1998

                  Statements of Operations
                   Three Months ended
                   October 31, 1998 (Unaudited) and
                   October 31, 1997 (Unaudited)                          4

                  Statements of Cash Flows
                   Three Months ended October 31, 1998 (Unaudited)
                   and October  31, 1997 (Unaudited)                     5

                  Notes to Financial Statements (Unaudited)              6


         Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations                                          7-8


PART II. OTHER INFORMATION                                               9


SIGNATURES                                                               9

                               TNR TECHNICAL, INC.
                                 Balance Sheets

                                     Assets
                                     ------
                                              July 31, 1998     October 31, 1998
                                                                  (Unaudited)
                                              ----------------------------------
Current assets:
  Cash and cash equivalents                     $  597,683             708,658
  Short-term investments                           167,181             203,065
  Accounts receivable - trade, less allowance
    for doubtful accounts of $19,300 and
    $18,083                                        599,504             619,443
  Income taxes receivable                             -                   -
  Inventories                                      814,605             791,998
  Prepaid expenses and other current assets         18,614              29,857
  Deferred income taxes                             23,000              27,000
                                                ----------           ---------
         Total current assets                    2,220,587           2,380,021

Deferred income taxes                               69,000              38,000
Property and equipment, at cost, net of
  accumulated depreciation and amortization        185,361             178,547
Deposits                                            13,845              13,701
                                                ----------           ---------
         Total assets                           $2,488,793           2,610,269
                                                ==========           =========

                      Liabilities and Shareholders' Equity
                      ------------------------------------
Current liabilities:
  Accounts payable                              $   88,964             133,388
  Accrued expenses                                  75,220             103,187
  Income taxes payable                              23,989              11,806
  Current installments of note payable              11,338              11,559
                                                ----------           ---------
         Total current liabilities                 199,511             259,940
                                                ----------           ---------
Note payable, excluding current installments        17,639              14,665
                                                ----------           ---------
         Total liabilities                         217,150             274,605
                                                ----------           ---------

Shareholders' equity:
  Common stock - $.02 par value, authorized
    500,000 shares; issued 301,581 shares            6,032               6,032
  Additional paid in capital                     2,640,001           2,640,001
  Retained earnings                               (178,236)           (113,659)
  Treasury stock - 39,630 and 39,732 shares       (196,154)           (196,710)
                                                ----------           ---------
         Total shareholders' equity              2,271,643           2,335,664
                                                ----------           ---------
                                                $2,488,793           2,610,269
                                                ==========           =========

See accompanying notes to financial statements.

                               TNR TECHNICAL, INC.

                            Statements of Operations

                                                       Three Months Ended
                                                           October 31,
                                                       1998           1997
                                                   (Unaudited)     (Unaudited)
                                                   ---------------------------
Revenues:
   Net sales                                       $1,395,257       1,347,403
                                                   ----------       ---------
Costs and expenses:
   Cost of goods sold                               1,010,430       1,048,621
   Selling, general and administrative                280,300         268,174
                                                   ----------       ---------
                                                    1,290,730       1,316,795
                                                   ----------       ---------
         Operating income                             104,527          30,608

Non-operating revenue (expense):
   Interest income                                      7,199           3,782
   Net unrealized loss on short term investments      (14,149)             -
                                                   ----------       ---------
     Income before income taxes                        97,577          34,390
Provision for income taxes                             33,000          10,100
                                                   ----------       ---------
         Net income                                    64,577          24,290
                                                   ==========       =========
Net income per share                                      .25             .09
                                                   ==========       =========
Weighted average number of shares outstanding         261,907         261,981
                                                   ==========       =========

See accompanying notes to financial statements.

                               TNR TECHNICAL, INC.

                            Statements of Cash Flows

                                                                               Three Months Ended
                                                                                   October 31,
                                                                              1998            1997
                                                                           (Unaudited)     (Unaudited)
                                                                           ------------   ------------
Cash flows from operating activities:
         Net income                                                       $ 64,577        $  24,290
         Adjustments to reconcile net income to net cash
           provided by operating activities:
             Depreciation and amortization                                  13,095            8,526
             Deferred income taxes                                          27,000            7,500
             Provision for bad debt                                          2,100            2,100
             Net unrealized loss on short term investments                  14,149            1,758
             Changes in operating assets and liabilities:
               Accounts receivable                                         (22,039)         (53,343)
               Purchases of short term investments                         (50,033)         (24,992)
               Deposits                                                        144           (4,000)
               Inventories                                                  22,607         (187,428)
               Prepaid expenses and other assets                           (11,243)          (3,607)
               Income taxes receivable/payable                             (12,183)           2,600
               Accounts payable and accrued expenses                        72,391           89,039
                                                                          --------        ---------
                  Net cash provided by (used in) operating activities      120,565         (137,557)
                                                                          --------        ---------
Cash flows from investing activities:
         Purchase of property and equipment                                 (6,281)         (11,842)
                                                                          --------        ---------
                  Net cash used in investing activities                     (6,281)         (11,842)
                                                                          --------        ---------
Cash flows from financing activities:
           Purchase of treasury stock                                         (556)            -
           Principal payments on note payable                               (2,753)            -
                                                                          --------        ---------
                  Net cash used in financing activities                     (3,309)            -
                                                                          --------        ---------
Increase (decrease) in cash and cash equivalents                           110,975         (149,399)

Cash and cash equivalents - beginning of period                            597,683          528,436
                                                                          --------        ---------
Cash and cash equivalents - end of period                                 $708,658         $379,037
                                                                          ========        =========

See accompanying notes to financial statements.

                               TNR TECHNICAL, INC.

                         Notes to Financial Statements

(1)  Presentation of Unaudited Financial Statements
     ----------------------------------------------

     The unaudited financial statements have been prepared in accordance with rules of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. The information furnished, in the opinion of management, reflects all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of October 31, 1998, and results of operations and cash flows for the three month periods ended October 31, 1998 and 1997. The results of operations are not necessarily indicative of results, which may be expected for any other interim period, or for the year as a whole.

(2)  Sales to Major Customers
     ------------------------
     During the three months ended October 31, 1998 and 1997, no customer accounted for more than 10% of total revenue.

(3)  Inventories
     -----------
     Inventories consist of the following:

                                                            October 31, 1998
                                             July 31, 1998    (Unaudited)
                                             ---------------------------

           Finished goods                       $790,982        756,358
           Purchased parts and materials          23,623         35,640
                                                --------        -------
                                                $814,605        791,998
                                                ========        =======

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

Liquidity and Capital Resources

         Working capital amounted to $2,120,081 at October 31, 1998 as compared to $2,021,076 at July 31, 1998. Cash and short term investments amounted to $911,723 at October 31, 1998 as compared to $764,864 at July 31, 1998. As more fully described under the Company's statements of cash flows in the accompanying financial statements, net cash was used in operating activities for the three months ended October 31, 1997. For the three months ended October 31, 1997, cash was used in operating activities as a result of increases in inventories, accounts receivable, purchase of short term investments and prepaid expenses partially offset by the Company's net income and increases in payables and accrued expenses. For the three months ended October 31, 1998, cash was provided by operating activities as a result of the Company's net income plus decreases in inventories and increases in accounts payable and accrued expenses partially offset by an increase in accounts receivable and short-term investments. During the three months ended October 31, 1997 and 1998, cash was used in investing activities to purchase property and equipment.

         The Company's short term and long term liquidity needs have been satisfied from internal sources including cash from operations and amounts available from the Company's working capital. During the balance of fiscal 1999 and on a long term basis, management expects this trend to continue. There are no material commitments for capital expenditures or any long term credit arrangements as of October 31, 1998.

Results of Operations

         Net sales for the three months ended October 31,1998 were $1,395,257, an increase of $47,854 or approximately 3.6% from the comparable period of the prior year. The increase in sales for the three months ended October 31,1997 was primarily due to increases in sales to existing and new customers. During the three months ended October 31, 1998 and 1997, no customer accounted for more than 10% of total revenues. The Company's gross margin for the three months ended October 31, 1998 increased by approximately 5.4% as compared to the comparable period of the prior year primarily due to changes in the mix of product sales and a conscious effort by management to increase selling prices where appropriate.

         Operating (selling, general and administrative) expenses when expressed as a percentage of net sales for the three months ended October 31, 1998 and October 31, 1997 remained relatively unchanged. During the past three years, the Company did not charge its operations with any research and development costs.

         Net income for the three months ended October 31, 1998 was $64,577 as compared to $24,290 for the comparable period of the prior year.

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

Item 1.  Legal Proceedings:                 None

Item 2.  Changes in Securities:             None

Item 3.  Defaults Upon Senior Securities:   None

Item 4.  Submission of Matters to a Vote of Security Holders:

         During the quarter ended October 31, 1998, the Company did not have any meeting of stockholders. However, on December 8, 1998, the Registrant held its annual meeting of stockholders at which time the stockholders reelected the incumbent directors, namely, Jerrold Lazarus, Norman Thaw, Wayne Thaw and Kathie Thaw for a period of one year and until their successors are elected and shall qualify. Two new directors, namely, Mitchell Thaw and Patrick Hoscoe, were also elected directors to serve for a period of one year and until their successors are elected and shall qualify.

Item 5.  Other Information:                 None

Item 6.  Exhibits and Reports on Form 8-K:

         (a)      Exhibits

                  11 Earnings per share - included in the Statements of Operations

                  27    Financial Data Schedule

         (b) During the quarter ended October 31, 1998, no report on Form 8-K was filed or required to be filed.

                               TNR TECHNICAL, INC.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              TNR TECHNICAL, INC.


                                 ------------------------------------------
                                                (Registrant)
Dated: December 11, 1998


                                 By   /s/ Jerrold Lazarus
                                 ------------------------------------------
                                      Jerrold Lazarus (Chairman of the Board,
                                      Chief Executive Officer, Chief Accounting
                                      and Financial Officer and Treasurer)