Form 10-Q
period 1999-01-31
TNR TECHNICAL INC
filed 1999-03-15
CIK 723615

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended January 31, 1999

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

Commission File Number:  0-13011
                         -------

                               TNR TECHNICAL, INC.
             -------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          New York                                       11-2565202
---------------------------------          ------------------------------------
(State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)

301 Central Park Drive
Sanford, Florida                                                  32771
----------------------------------------                       -----------
(Address of principal executive offices)                       (Zip  Code)

Registrant's telephone number,
including area code:                                          (407) 321-3011
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

                                     Yes  x .   No ___.


261,849 Common Shares, $.0001 par value were issued and outstanding at January 31, 1999.

                               TNR TECHNICAL, INC.

                                      Index



                                                                       Page
                                                                      Number

PART 1.           FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Balance Sheets
                    January 31, 1999 (Unaudited)
                    and July 31, 1998                                   3-4

                  Statements of Operations
                    Three and six months ended
                     January 31, 1999 (Unaudited) and
                      January 31, 1998 (Unaudited)                        5

                  Statements of Cash Flows
                    Six months ended
                    January 31, 1999 (Unaudited) and
                    January 31, 1998 (Unaudited)                          6

                  Notes to Financial Statements (Unaudited)               7

         Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations       8-9

PART II.          OTHER INFORMATION                                      10

                               TNR TECHNICAL, INC.

                                 Balance Sheets


                                     Assets


                                                                                             January 31, 1999
                                                                        July 31, 1998          (Unaudited)
                                                                        -------------        ----------------

Current assets:
     Cash and cash equivalents                                           $  597,683             1,018,271
     Short-term investments                                                 167,181                82,562
     Accounts receivable - trade, less allowance for doubtful
         accounts of $19,300 and $22,885                                    599,504               602,281
     Income taxes receivable                                                   --                    --
     Inventories                                                            814,605               838,041
     Prepaid expenses and other current assets                               18,614                21,643
     Deferred income taxes                                                   23,000                20,000
                                                                          ---------             ---------

               Total current assets                                       2,220,587             2,582,798

     Deferred income taxes                                                   69,000                  --

     Property and equipment, at cost, net of accumulated
         depreciation and amortization                                      185,361               165,453

     Deposits                                                                13,845                13,701
                                                                         ----------             ---------
               Total assets                                              $2,488,793             2,761,952
                                                                         ==========             =========


See accompanying notes to financial statements.

                               TNR TECHNICAL, INC.

                                 Balance Sheets


                      Liabilities and Shareholders' Equity



                                                                                             January 31, 1999
                                                                        July 31, 1998          (Unaudited)
                                                                        -------------        ----------------

Current liabilities:
     Accounts payable                                                     $    88,964               226,916
     Accrued expenses                                                          75,220                77,600
     Income taxes payable                                                      23,989                 9,952
     Current installments of note payable                                      11,338                11,785
                                                                          -----------           -----------
               Total current liabilities                                      199,511               326,253
                                                                          -----------           -----------
Note payable, excluding current installments                                   17,639                11,633
                                                                          -----------           -----------
               Total liabilities                                              217,150               337,886
                                                                          -----------           -----------
Shareholders' equity:
     Common stock - $02. par value, authorized 500,000
        shares; issued 301,581 shares                                           6,032                 6,032
     Additional paid in capital                                             2,640,001             2,640,001
     Retained earnings                                                       (178,236)              (24,496)

     Treasury stock - 39,630 and 39,859 shares                               (196,154)             (197,471)
                                                                          -----------           -----------
               Total shareholders' equity                                   2,271,643             2,424,066
                                                                          -----------           -----------
                                                                          $ 2,488,793             2,761,952
                                                                          -----------           -----------




See accompanying notes to financial statements.

                               TNR TECHNICAL, INC.

                            Statements of Operations

                                                               Three Months Ended                  Six Months Ended
                                                                  January 31,                         January 31,
                                                              1998            1999                1998          1999
                                                          (Unaudited)      (Unaudited)         (Unaudited)   (Unaudited)
                                                          ------------     -----------          ----------   -----------

Revenues:                                                $ 1,473,054       1,433,599            2,820,457     2,828,856
                                                         ------------     -----------           ----------    ----------
     Net sales

Costs and expenses:
     Cost of goods sold                                    1,060,430       1,047,754            2,109,051     2,058,184
     Selling, general and administrative                     263,102         258,134              531,276       538,434
                                                         ------------     -----------           ----------    ----------
                                                           1,323,532       1,305,888            2,640,327     2,596,618
                                                         ------------     -----------           ----------    ----------

               Operating income                              149,522         127,711              180,130       232,238

Non-operating revenue (expense):
     Interest income                                           4,945          10,539                8,727        17,738
     Net unrealized gain (loss) on
        short-term investments                                     -           8,913                    -        (5,236)
                                                         ------------     -----------           ----------    ----------

               Income before income taxes                    154,467         147,163              188,857       244,740

Provision for income taxes                                    48,500          58,000               58,600        91,000
                                                         ------------     -----------           ----------    ----------

               Net income                                  $ 105,967          89,163              130,257       153,740
                                                         ============     ===========           ==========    ==========

Net income per share                                          $ 0.40            0.34                 0.50          0.59
                                                         ============     ===========           ==========    ==========

Weighted average number of shares outstanding                261,923         261,817              261,981       261,864
                                                         ============     ===========           ==========    ==========


See accompanying notes to financial statements.

                                               TNR TECHNICAL, INC.

                                             Statements of Cash Flows

                                                                              Six Months Ended
                                                                                 January 31,
                                                                              1998         1999
                                                                          (Unaudited)  (Unaudited)
                                                                          ----------    ----------
Cash flows from operating activities:
    Net income                                                            $  130,257       153,740
    Adjustments to reconcile net income to net cash
        provide by operating activities:
           Depreciation and amortization                                      19,179        26,189
           Deferred income taxes                                              47,500        72,000
           Net unrealized loss on short term investments                        --           5,236
           Changes in operating assets and liabilities:
               Purchases of short term investments                           (24,029)      (50,033)
               Sale of short term investments                                   --         129,414
               Accounts receivable                                           (66,850)       (2,777)
               Income taxes receivable/payable                                 7,939       (14,037)
               Inventories                                                   (16,025)      (23,436)
               Prepaid expenses and other assets                              (1,387)       (2,885)
               Accounts payable and accrued expenses                         (86,471)      140,334
                                                                          ----------    ----------

                    Net cash provided by (used in)
                        operating activities                                  10,113       433,745
                                                                          ----------    ----------

Cash flows from investing activities:
    Purchase of property and equipment                                       (69,324)       (6,281)
                                                                          ----------    ----------

                    Net cash used in investing activities                    (69,324)       (6,281)
                                                                          ----------    ----------

Cash flows from financing activities:
    Purchase of treasury stock                                                  --          (1,317)
    Proceeds from issuance of note payable                                    35,198          --
    Payment of principal on note payable                                      (1,065)       (5,559)
                                                                          ----------    ----------

                    Net cash provided by (used in) financing activities       34,133        (6,876)
                                                                          ----------    ----------

                    (Decrease) increase in cash and cash equivalents         (25,078)      420,588

Cash and cash equivalents - beginning of period                              528,436       597,683
                                                                          ----------    ----------

Cash and cash equivalents - end of period                                 $  503,358     1,018,271
                                                                          ==========    ==========

See accompanying notes to financial statements.

                               TNR TECHNICAL, INC.

                          Notes to Financial Statements


(1)      Presentation of Unaudited Financial Statements

The unaudited financial statements have been prepared in accordance with rules of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. The information furnished, in the opinion of management, reflects all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of January 31, 1999, and results of operations and cash flows for the three and six month periods ended January 31, 1999 and 1998. The results of operations are necessarily indicative of results which may be expected for any other interim period, or for the year as a whole.

(2)      Sales to Major Customers

During the six months ended January 31, 1999 and 1998, no customer accounted for more than 10% of total revenue.

(3)      Inventories

Inventories consist of the following:

                                                               January 31, 1999
                                               July 31, 1998     (Unaudited)
                                                 --------          --------

             Finished goods                      $790,982           813,739
             Purchased parts and materials         23,623            24,302
                                                 --------          --------

                                                 $814,605           838,041
                                                 ========          ========

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

Liquidity and Capital Resources

         Working capital amounted to $2,256,545 at January 31, 1999 as compared to $2,021,076 at July 31, 1998. Cash and short term investments amounted to $1,100,833 at January 31, 1999 as compared to $764,864 at July 31, 1998. As more fully described under the Company's statements of cash flows in the accompanying financial statements, net cash provided by operating activities for the six months ended January 31, 1999 and 1998 was $433,745 and $10,113, respectively. For the six months ended January 31, 1999, cash was provided by operating activities as a result of the Company's net income, sale of short-term investments and increases in accounts payable and accrued expenses, partially offset by purchases of short-term investments and increases in inventories. For the six months ended January 31, 1998, cash was provided by operating activities as a result of the Company's net income partially offset by increases in accounts receivable and inventory and decreases in accounts payable and accrued expenses. During the six months ended January 31, 1999 and 1998, cash was used in investing activities to acquire additional property and equipment.

         The Company's short term and long term liquidity needs have been satisfied from internal sources including cash from operations and amounts available from the Company's working capital. During the balance of fiscal 1999 and on a long term basis, management expects this trend to continue. There are no material commitments for capital expenditures or any long term credit arrangements as of January 31, 1999.

Results of Operations

         Net sales for the three months ended January 31,1999 were $1,433,599, a decrease of $39,455 or approximately 3% from the comparable period of the prior year. Net sales for the six months ended January 31, 1999 were $2,828,856, an increase of $8,399 or approximately .3% from the comparable period of the prior year. These changes in sales for the three and six months ended January 31,1999 were primarily due to changes in sales of product mix. During the six months ended January 31, 1999 and 1998, no customer accounted for more than 10% of total revenues. The Company's gross margin for the three months ended January 31, 1999 decreased by approximately 1.1% as compared to the comparable period of the prior year. The Company's gross margin for the six months ended January 31, 1999 increased by approximately 2.0% as compared to the comparable period of the prior year. The fluctuations in margins discussed herein resulted primarily from the implementation of an aggressive pricing strategy beginning in the second quarter of fiscal 1998 and, to a lesser degree, from changes in product mix.

         Operating (selling, general and administrative) expenses when expressed as a percentage of net sales remained relatively unchanged for the three months and six months ended January 31, 1999 as compared to the comparable periods of the prior year. During the past three years, the Company did not charge its operations with any research and development costs.

         Net income for the three months ended January 31, 1999 was $89,163 as compared to $105,967 for the comparable period of the prior year. Net income for six months ended January 31, 1999 was $153,740 as compared to $130,257 for the comparable period of the prior year.

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

Item 5.           Other Information:                 None

Item 6.           Exhibits and Reports on Form 8-K:

                  (a)      Exhibits

                           11 Earnings per share - included in the Statements of Operations

                           27   Financial Data Schedule

                  (b) During the quarter ended January 31, 1999 no report on Form 8-K was filed or required to be filed.

                               TNR TECHNICAL, INC.



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   TNR TECHNICAL, INC.
                                          --------------------------------------
                                                      (Registrant)
Dated: March 9, 1999


                                          /s/   Jerrold Lazarus
                                          --------------------------------------
                                          Jerrold Lazarus (Chairman of the
                                          Board, Chief Executive Officer, Chief
                                          Accounting and Financial Officer and
                                          Treasurer)