Form 10-Q
period 1999-04-30
TNR TECHNICAL INC
filed 1999-06-14
CIK 723615

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 [X]              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended April 30, 1999

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
                                                             --------------

                                      None
         ---------------------------------------------------------------
         (Former name, former address and former fiscal year if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes   x   No
                                      -----    -----

              261,849 Common Shares, $.0001 par value were issued
                       and outstanding at April 30, 1999.
              ---------------------------------------------------

                               TNR TECHNICAL, INC.

                                      Index



                                                                        Page
                                                                       Number
                                                                       ------
PART 1.           FINANCIAL INFORMATION

       Item 1.    Financial Statements

                  Balance Sheets
                  April 30, 1999 (Unaudited)
                      and July 31, 1998                                  3-4

                  Statements of Operations
                   Three and nine months ended
                     April 30, 1999 (Unaudited) and
                       April 30, 1998 (Unaudited)                          5

                  Statements of Cash Flows
                      Nine months ended
                      April 30, 1999 (Unaudited) and
                      April 30, 1998 (Unaudited)                           6

                  Notes to Financial Statements (Unaudited)                7

       Item 2.    Management's Discussion and Analysis of
                       Financial Condition and Results of Operations     8-9

PART II.          OTHER INFORMATION                                       10

                               TNR TECHNICAL, INC.

                                 Balance Sheets

                                     Assets

                                                                                     April 30, 1999
                                                                    July 31, 1998     (Unaudited)
                                                                    -------------------------------
Current assets:
     Cash and cash equivalents                                       $  597,683         1,163,707
     Short-term investments                                             167,181              --
     Accounts receivable - trade, less allowance for doubtful
         accounts of $19,300 and $26,424                                599,504           617,816
     Income taxes receivable                                               --                --
     Inventories                                                        814,605           894,312
     Prepaid expenses and other current assets                           18,614            10,839
     Deferred income taxes                                               23,000            25,000
                                                                     ----------         ---------
               Total current assets                                   2,220,587         2,711,674

     Deferred income taxes                                               69,000              --

     Property and equipment, at cost, net of accumulated
         depreciation and amortization                                  185,361           152,358

     Deposits                                                            13,845            13,701
                                                                     ----------         ---------
               Total assets                                          $2,488,793         2,877,733
                                                                     ==========         =========











See accompanying notes to financial statements.

                               TNR TECHNICAL, INC.

                                 Balance Sheets

                      Liabilities and Shareholders' Equity


                                                                                  April 30, 1999
                                                             July 31, 1998         (Unaudited)
                                                            ---------------       --------------
Current liabilities:
     Accounts payable                                         $    88,964             165,730
     Accrued expenses                                              75,220              79,047
     Income taxes payable                                          23,989              80,952
     Current installments of note payable                          11,338              12,015
                                                              -----------           ---------
               Total current liabilities                          199,511             337,744
                                                              -----------           ---------
Note payable, excluding current installments                       17,639               8,540
                                                              -----------           ---------
               Total liabilities                                  217,150             346,284
                                                              -----------           ---------
Shareholders' equity:
     Common stock - $.02 par value, authorized 500,000
        shares; issued 301,581 shares                               6,032               6,032
     Additional paid in capital                                 2,640,001           2,640,001
     Retained earnings                                           (178,236)             86,939
     Treasury stock - 39,630 and 39,859 shares                   (196,154)           (201,523)
                                                              -----------           ---------
               Total shareholders' equity                       2,271,643           2,531,449
                                                              -----------           ---------
                                                              $ 2,488,793           2,877,733
                                                              ===========           =========





















See accompanying notes to financial statements.

                               TNR TECHNICAL, INC.

                            Statements of Operations

                                                        Three Months Ended                        Nine Months Ended
                                                             April 30,                                April 30,
                                                     1999               1998                  1999                1998
                                                  (Unaudited)         (Unaudited)          (Unaudited)         (Unaudited)
                                               ----------------    ----------------      ----------------    ---------------
Revenues:
     Net sales                                   $ 1,623,471           1,504,369             4,452,327           4,324,826
                                                 -----------           ---------             ---------           ---------
Cost and expenses:
     Cost of goods sold                            1,160,397           1,068,027             3,218,581           3,177,078
     Selling, general and administrative             286,550             259,030               824,984             790,306
                                                 -----------           ---------             ---------           ---------
                                                   1,446,947           1,327,057             4,043,565           3,967,384
                                                 -----------           ---------             ---------           ---------
               Operating income                      176,524             177,312               408,762             357,442

Non-operating revenue (expense):
     Interest income                                  10,942              15,315                28,680              24,042
     Net unrealized gain (loss) on
          short-term investments                      (3,031)               --                  (8,267)               --
                                                 -----------           ---------             ---------           ---------
               Income before income taxes            184,435             192,627               429,175             381,484

Provision for income taxes                            73,000              60,000               164,000             118,600
                                                 -----------           ---------             ---------           ---------
               Net income                        $   111,435             132,627               265,175             262,884
                                                 ===========           =========             =========           =========
Net income per share                             $      0.43                0.51                  1.01                1.00
                                                 ===========           =========             =========           =========
Weighted average number of shares
     outstanding                                     261,288             261,981               261,647             261,981
                                                 ===========           =========             =========           =========

See accompanying notes to financial statements

                               TNR TECHNICAL, INC.

                            Statements of Cash Flows

                                                                                      Nine Months Ended
                                                                                           April 30,
                                                                                   1999               1998
                                                                                (Unaudited)        (Unaudited)
                                                                               -------------      -------------
Cash flows from operating activities:
     Net income                                                                   265,175            262,884
     Adjustments to reconcile net income to net cash
          provided by operating activities:
            Depreciation and amortization                                          39,284             32,324
            Deferred income taxes                                                  67,000             95,910
            Changes in operating assets and liabilities:
                Sale of short term investments                                    217,214               --
                Purchases of short term investments                               (50,033)           (88,788)
                Accounts receivables                                              (18,312)           (59,040)
                Deposits                                                              144                700
                Inventories                                                       (79,707)           (56,171)
                Prepaid expenses and other assets                                   7,775             (6,229)
                Income taxes receivable                                              --                1,360
                Accounts payable and accrued expenses                              80,593            (94,811)
                Income taxes payable                                               56,963             16,079
                                                                                ---------            -------
                    Net cash provided by (used in) operating activities           586,096            104,218
                                                                                ---------            -------
Cash flows from investing activities:
     Purchase of treasury stock                                                    (5,369)              --
     Purchase of property and equipment                                            (6,281)           (81,436)
                                                                                ---------            -------
                    Net cash provided by (used in) investing activities           (11,650)           (81,436)
                                                                                ---------            -------
Cash flows from financing activities:
     Payment of principal on note payable                                          (8,422)            (3,520)
     Proceeds from issuance of note payable                                          --               35,198
                                                                                ---------            -------
                    Net cash provided by financing activities                      (8,422)            31,678
                                                                                ---------            -------
Increase in cash and cash equivalents                                             566,024             54,460

Cash and cash equivalents - beginning of period                                   597,683            528,436
                                                                                ---------            -------
Cash and cash equivalents - end of period                                       1,163,707            582,896
                                                                                =========            =======

See accompanying notes to financial statements

                               TNR TECHNICAL, INC.

                          Notes to Financial Statements


(1)  Presentation of Unaudited Financial Statements
     ----------------------------------------------

     The unaudited financial statements have been prepared in accordance with rules of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. The information furnished, in the opinion of management, reflects all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of April 30, 1999, and results of operations and cash flows for the three and nine month periods ended April 30, 1999 and 1998. The results of operations are necessarily indicative of results which may be expected for any other interim period, or for the year as a whole.

(2)  Sales to Major Customers
     ------------------------

     During the nine months ended April 30, 1999 and 1998, no customer accounted for more than 10% of total revenue.

(3)  Inventories
     -----------

     Inventories consist of the following:

                                                                 April 30, 1999
                                              July 31, 1998       (Unaudited)
                                              -------------      --------------

        Finished goods                          $790,982            851,386
        Purchased parts and materials             23,623             42,926
                                                --------            -------
                                                $814,605            894,312
                                                ========            =======

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

Liquidity and Capital Resources
-------------------------------

         Working capital amounted to $2,373,930 at April 30, 1999 as compared to $2,021,076 at July 31, 1998. Cash and short term investments amounted to $1,163,707 at April 30, 1999 as compared to $764,864 at July 31, 1998. As more fully described under the Company's statements of cash flows in the accompanying financial statements, net cash provided by operating activities for the nine months ended April 30, 1999 and 1998 was $586,096 and $104,218, respectively. For the nine months ended April 30, 1999, cash was provided by operating activities as a result of the Company's net income, sale of short-term investments and increases in accounts payable partially offset by increases in inventories and accounts receivable. For the nine months ended April 30, 1998, cash was provided by operating activities due to the Company's net income and deferred income taxes partially offset by increases in inventories and receivables and decreases in payables and accrued expenses. The increases in accounts receivable and in inventories were due primarily to increased sales of the Company's products during the aforesaid periods. During the nine months ended April 30, 1999 and April 30, 1998, cash was used primarily to purchase property and equipment.

         The Company's short term and long term liquidity needs have been satisfied from internal sources including cash from operations and amounts available from the Company's working capital. During the balance of fiscal 1999 and on a long term basis, management expects this trend to continue. There are no material commitments for capital expenditures or any long term credit arrangements as of April 30, 1999.

Results of Operations
---------------------

         Net sales for the three months ended April 30,1999 were $1,623,471, an increase of $119,102 or approximately 7.9% from the comparable period of the prior year. Net sales for the nine months ended April 30, 1999 were $4,452,327, an increase of $127,501 or approximately 2.9% from the comparable period of the prior year. These changes in sales for the three and nine months ended April 30,1999 were primarily due to increased sales and changes in sales of product mix. During the nine months ended April 30, 1999 and 1998, no customer accounted for more than 10% of total revenues. The Company's gross margin for the three months ended April 30, 1999 decreased by approximately .5% as compared to the comparable period of the prior year. The Company's gross margin for the nine months ended April 30, 1999 increased by approximately 1.2% as compared to the comparable period of the prior year. The fluctuations in margins discussed herein resulted primarily from the implementation of an aggressive pricing strategy beginning in the second quarter of fiscal 1998 and, to a lesser degree, from changes in product mix.

         Operating (selling, general and administrative) expenses when expressed as a percentage of net sales remained relatively unchanged for the three months and nine months ended April 30, 1999 as compared to the comparable periods of the prior year. During the past three years, the Company did not charge its operations with any research and development costs.

         Net income for the three months ended April 30, 1999 was $111,435 as compared to $132,627 for the comparable period of the prior year. Net income for nine months ended April 30, 1999 was $265,175 as compared to $262,884 for the comparable period of the prior year.

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

                           PART II - OTHER INFORMATION
                           ---------------------------


Item 1.           Legal Proceedings:                 None
                  ------------------

Item 2.           Changes in Securities:             None
                  ----------------------

Item 3.           Defaults Upon Senior Securities:            None
                  --------------------------------

Item 4.           Submission of Matters to a Vote of Security Holders:
                  ----------------------------------------------------

                  None.

Item 5.           Other Information:                 None
                  ------------------

Item 6.           Exhibits and Reports on Form 8-K:
                  ---------------------------------

                  (a)      Exhibits

                           11 Earnings per share - included in the Statements of Operations

                           27   Financial Data Schedule

                  (b) During the quarter ended April 30, 1999 no report on Form 8-K was filed or required to be filed.

                               TNR TECHNICAL, INC.
                               -------------------


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                TNR TECHNICAL, INC.
                                     -----------------------------------------
                                                  (Registrant)
Dated: June 11, 1999

                                     /s/ Jerrold Lazarus
                                     -----------------------------------------
                                     Jerrold Lazarus (Chairman of the Board,
                                     Chief Executive Officer, Chief Accounting
                                     and Financial Officer and Treasurer)