Form 10-K
period 1999-07-31
TNR TECHNICAL INC
filed 1999-10-27
CIK 723615

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

{X}             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
               THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                     For the fiscal year ended July 31, 1999
                     ---------------------------------------
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
                                             ---   ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K [x].

         As of September 30, 1999, the number of shares held by non-affiliates was approximately 155,000 shares. Due to the limited market for the Company's Common Stock, no value has been attributed to the shares held by non-affiliates.

         The number of shares outstanding of the issuer's Common Stock, as of September 30, 1999 was 260,918.

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

         Sales under industrial and distribution programs accounted for substantially all of the Company's total revenues during the Company's past three fiscal years and no one customer accounted for 10% or more of the Company's total revenues during these years. At July 31, 1999 and 1998, the Company had no significant backlog.

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

Employees
---------

         At July 31, 1999, the Company leases from a non-affiliated party its staff which includes 27 persons. Such staff includes nine salespersons (including two executive officers), five clericals, two warehouse and shipping personnel and eleven factory workers. For a fee which is paid by the Company, the leasing company provides the payroll, including, workmen's compensation, 401(k) plan and health insurance. The Company's agreement with the leasing company can be terminated on short notice at any time by the Company.

Item 2.  Properties
-------  ----------

         The Company's principal executive office, sales, distribution and assembly facility is located at 301 Central Park Drive, Sanford, Florida 32771. These facilities, which consist of approximately 8,000 square feet of space, are leased from RKW Holdings Ltd., a Florida Limited Partnership, controlled by Wayne Thaw, an executive officer and director of the Company. The Florida lease provides for a term of ten years with a current monthly rent of $6,173 (including sales taxes) with annual increases of five percent over the preceding year's base rent. The Company's current base monthly rent is $5,769. The Company is also responsible for the payment of all insurance, property, and other taxes related to the leased facilities. Property taxes estimated at $660 per month, inclusive of sales taxes, are accrued on a monthly basis.

          The Company also leases a sales, distribution and assembly facility at 17779 Main Street, Irvine, California 92614. These facilities consist of 1,620 square feet of space. The California lease expires on June 14, 2000. The Company pays a base rent of approximately $1,588 per month, which increased from $1,377 on June 15, 1999. The Company owns production equipment consisting primarily of welding, soldering, testing, pneumatic and material handling equipment, and inspection equipment which has been sufficient for its needs to date.

Item 3.  Legal Proceedings
-------  -----------------

         There are no material legal proceedings to which the Company is a party.

Item 4.  Submission of Matters to a Vote of Security Holders.
-------  ----------------------------------------------------

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1999.

                                     PART II

Item 5.  Market for Registrant's Securities and Related Stockholder Matters.
-------  -------------------------------------------------------------------

         (a)      Principal Market and Stock Prices.
                  ----------------------------------

         The Company's Common Stock may be quoted in the over-the-counter market. The high and low sales prices for fiscal 1999 and 1998 of the Common Stock are shown below for the Company's last two fiscal years ended July 31, 1999.

                             High                      Low
                             ----                      ---
Fiscal 1999
-----------

First Quarter               $6.75                     $5.38
Second Quarter               6.63                      6.00
Third Quarter                6.13                      5.13
Fourth Quarter               7.50                      4.50

Fiscal 1998
-----------

First Quarter               $4.00                     $3.38
Second Quarter               3.50                      2.88
Third Quarter                3.88                      2.88
Fourth Quarter               6.00                      3.75


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

         The approximate number of holders of record of the Company's Common Stock, as of September 15, 1999 was 924 as supplied by the Company's transfer agent, American Stock Transfer Company, 40 Wall Street, New York, NY 10005.

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

Statement of Operations Summary:
--------------------------------

===================================================================================================================================
                           Year Ended            Year Ended             Year Ended             Year Ended             Year Ended
                         July 31, 1999         July 31, 1998          July 31, 1997          July 31, 1996          July 31, 1995
                         -------------         -------------          -------------          -------------          -------------
-----------------------------------------------------------------------------------------------------------------------------------
Net sales                 $6,126,132            $5,719,806             $4,239,423             $3,792,537             $3,710,805
-----------------------------------------------------------------------------------------------------------------------------------
Net income                   321,192               295,012                 88,701                135,398                437,982(1)
-----------------------------------------------------------------------------------------------------------------------------------
Net income per
share                           1.23                  1.13                    .34                    .52                   1.67
-----------------------------------------------------------------------------------------------------------------------------------
Cash dividends                   -0-                   -0-                    -0-                    -0-                    -0-
===================================================================================================================================

Balance Sheet Data:
-------------------

===================================================================================================================================
                         July 31, 1999         July 31, 1998          July 31, 1997          July 31, 1996         July 31, 1995
                         -------------         -------------          -------------          -------------         -------------
-----------------------------------------------------------------------------------------------------------------------------------
Working capital           $2,430,337            $2,021,076             $1,677,501             $1,569,635             $1,456,548
-----------------------------------------------------------------------------------------------------------------------------------
Total Assets               3,034,415             2,488,793              2,265,123              1,997,399              2,022,611
-----------------------------------------------------------------------------------------------------------------------------------
Long-term debt
(including capital
leases)                        5,390                17,639                    -0-                    -0-                    -0-
-----------------------------------------------------------------------------------------------------------------------------------
Total Shareholders'
equity                     2,586,716             2,271,643              1,976,751              1,889,814              1,754,416
===================================================================================================================================

(1) Includes a credit for income taxes of $239,000.

Item 7. Managements Discussion and Analysis of Financial Condition and Results of Operations.
         -----------------------------------------------------------------------

Liquidity and Capital Resources
-------------------------------
         Working capital amounted to $2,430,337 at July 31, 1999 as compared to $2,021,076 at July 31, 1998. Cash and short-term investments amounted to $1,075,161 at July 31, 1999 as compared to $764,864 at July 31, 1998. As more fully described in the "Statements of Cash Flows" included in the Company's financial statements elsewhere herein, net cash provided by (used in) operating activities for the fiscal years ended July 31, 1999, July 31, 1998 and July 31, 1997 were $511,298, $152,675 and $(194,435), respectively.

           During the last three years, the Company's net income contributed to cash flows from operating activities. In 1999, net cash was provided from operating activities. Sales of short-term investments and an increase in accounts payable and accrued expenses contributed to such cash flow partially offset by increases to accounts receivables and inventories. In 1998, net cash was provided from operating activities partially offset by changes in operating assets and liabilities including, without limitation, net purchases of short-term investments and a decrease in accounts payable and accrued expenses. In 1997 net cash was used in operating activities primarily as a result of substantial increases in accounts receivable and inventories partially offset by the Company's net income and increases in accounts payable and accrued expenses. The substantial increase in inventory was primarily due to low inventory levels at July 31, 1996 in anticipation of the Company's move to its new facilities in Sanford, Florida in the summer of 1996. In 1999 and 1998, net cash was used in investing activities to purchase property and equipment. During 1997, net cash was provided by investing activities primarily as a result of net maturities in short term investments partially offset by purchases of property and equipment.

         During the past three years, the Company's liquidity needs have been satisfied from internal sources including cash from operations and amounts available from the Company's working capital. During fiscal 2000, Management expects this trend to continue. There are no material commitments for capital expenditures or any long-term credit arrangements as of July 31, 1999.

Results of Operations
---------------------
         Sales for 1999 increased by $406,326 or approximately 7% as compared to fiscal 1998. Sales for 1998 increased by $1,480,383 or approximately 35% as compared to fiscal 1997. The sales increases were due to increased demand for the Company's products from the Company's existing client base and from new customers including customers derived from the Company's expansion of its operations into California. During the past three years, no customer accounted for more than 10% of revenues. The Company's gross margin fluctuated slightly over the past three years primarily due to changes in product mix and a concerted effort by management to increase and maintain overall targeted profit margins.

         Operating (selling, general and administrative) expenses increased slightly during the past three years substantially due to increases in rent, insurance, administrative salaries and depreciation resulting from increased sales activity over this period. Operating expenses when expressed as a percentage of net sales were 19.0%, 19.5% and 23.0% for fiscal 1999, fiscal 1998 and fiscal 1997, respectively. During the past three years, the Company did not charge its operations with any research and development costs.

         Net income for fiscal 1999 was $321,192 as compared to $295,012 for fiscal 1998 as compared to $88,701 for fiscal 1997. Net income per share for fiscal 1999, fiscal 1998 and 1997 were $1.23, $1.13 and $.34, respectively.

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

Year 2000 Issue
---------------

         Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the year 2000. The Company has purchased new computers which are year 2000 compliant and has upgraded its remaining equipment to correct the problem at a cost of approximately $20,000. The Company's operations may be impacted by the year 2000 issue to the extent that its customers and/or suppliers are effected thereby.

Item 8.  Financial Statements and Supplementary Data.
-------  --------------------------------------------

         The information required by Item 8, and an index thereto, appears at pages F-1 through F-12 (inclusive) of this Report, which pages follow Item 9.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. None.
         ---------------------

                               TNR TECHNICAL, INC.

                          Index to Financial Statements




Independent Auditors' Report...............................................F-1

Financial Statements:

   Balance Sheets - July 31, 1999 and 1998.................................F-2

   Statements of Operations - Three years ended July 31, 1999..............F-4

   Statements of Shareholders' Equity - Three years ended July 31, 1999....F-5

   Statements of Cash Flows - Three years ended July 31, 1999..............F-8

Notes to Financial Statements

                          Independent Auditors' Report
                          ----------------------------



The Shareholders and Board of Directors
TNR Technical, Inc.:


We have audited the accompanying balance sheets of TNR Technical, Inc. as of July 31, 1999 and 1998, and the related statements of operations, shareholders' equity and cash flows for the three years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TNR Technical, Inc. as of July 31, 1999 and 1998 and the results of its operations and its cash flows for the three years then ended in conformity with generally accepted accounting principles.






September 10, 1999
Maitland, Florida

                               TNR TECHNICAL, INC.

                                 Balance Sheets

                             July 31, 1999 and 1998


                                     Assets
                                     ------

                                                                              1999                  1998
                                                                          -----------            ---------
Current assets:
     Cash and cash equivalents                                            $ 1,075,161              597,683
     Short-term investments (note 2)                                                -              167,181
     Accounts receivable - trade, less allowance for doubtful
         accounts of $34,529 in 1999 and $19,300 in 1998                      693,032              599,504
     Inventories (note 3)                                                   1,062,043              814,605
     Prepaid expenses and other current assets                                  7,410               18,614
     Deferred income taxes (note 7)                                            35,000               23,000
                                                                          -----------            ---------
               Total current assets                                         2,872,646            2,220,587

Deferred income taxes (note 7)                                                      -               69,000

Property and equipment, at cost, net of accumulated
    depreciation and amortization (notes 4 and 5)                             148,157              185,361

Other assets:
     Deposits                                                                  13,612               13,845
                                                                          -----------            ---------
                                                                          $ 3,034,415            2,488,793
                                                                          ===========            =========

See accompanying notes to financial statements.

                               TNR TECHNICAL, INC.

                                 Balance Sheets

                             July 31, 1999 and 1998



                      Liabilities and Shareholders' Equity
                      ------------------------------------
                                                                              1999                  1998
                                                                          -----------            ---------
Current liabilities:
     Accounts payable                                                     $   211,346               88,964
     Accrued expenses                                                         108,714               75,220
     Income taxes payable                                                     110,000               23,989
     Current installments of note payable (note 5)                             12,249               11,338
                                                                          -----------            ---------
               Total current liabilities                                      442,309              199,511
                                                                          -----------            ---------
Note payable, excluding current installments (note 5)                           5,390               17,639
                                                                          -----------            ---------
               Total liabilities                                              447,699              217,150
                                                                          -----------            ---------
Commitment (note 8)

Shareholders' equity:
     Common stock - $02. par value, authorized 500,000
        shares; issued and outstanding 301,581 shares (note 6)                  6,032                6,032
     Additional paid in capital                                             2,640,001            2,640,001
     Retained earnings                                                        142,956             (178,236)
                                                                          -----------            ---------
                                                                            2,788,989            2,467,797
     Less cost of treasury stock - 40,663 and 39,630
        shares in 1999 and 1998, respectively                                (202,273)            (196,154)
                                                                          -----------            ---------
               Total shareholders' equity                                   2,586,716            2,271,643
                                                                          -----------            ---------
                                                                          $ 3,034,415            2,488,793
                                                                          ===========            =========

See accompanying notes to financial statements.

                               TNR TECHNICAL, INC.

                            Statements of Operations

                   Years ended July 31, 1999 and 1998 and 1997

                                                                         1999                     1998                   1997
                                                                     -----------              ------------             ---------
Revenues:
     Net sales (note 9)                                              $ 6,126,132               5,719,806               4,239,423
                                                                     -----------               ---------               ---------

Cost and expenses:
     Cost of goods sold                                                4,473,826               4,213,673               3,170,948
     Selling, general and administrative (note 10)                     1,164,100               1,114,194                 975,757
                                                                     -----------               ---------               ---------

                                                                       5,637,926               5,327,867               4,146,705
                                                                     -----------               ---------               ---------
               Operating income                                          488,206                 391,939                  92,718

Non-operating revenue (expense):
     Interest income                                                      33,609                  22,763                  35,110
                                                                     -----------               ---------               ---------

               Income before income taxes                                521,815                 414,702                 127,828

Income tax expense (note 7)                                              200,623                 119,690                  39,127
                                                                     -----------               ---------               ---------

               Net income                                            $   321,192                 295,012                  88,701
                                                                     ===========               =========               =========

Net income per share                                                 $      1.23                    1.13                    0.34
                                                                     ===========               =========               =========

Weighted average number of shares                                        261,480                 261,973                 262,203
                                                                     ===========               =========               =========

See accompanying notes to financial statements

                               TNR TECHNICAL, INC.

                       Statements of Shareholders' Equity

                    Years ended July 31, 1999, 1998 and 1997


                                                                           Additional
                                             Common Stock                    Paid-in            Retained            Treasury
                                      Shares              Amount             Capital            Earnings             Stock
                                 -----------------   -----------------   ----------------   -----------------   -----------------

Balances, July 31, 1996               301,581             $ 6,032          2,640,001            (561,949)           (194,270)

Net income                                                                                        88,701

Purchase of Company
   stock                                    -                   -                  -                   -              (1,764)
                                   ----------            --------         ----------            --------           ---------

Balances, July 31, 1997               301,581               6,032          2,640,001            (473,248)           (196,034)

Net income                                  -                   -                  -             295,012                   -

Purchase of Company
   stock                                    -                   -                  -                   -                (120)
                                   ----------            --------         ----------            --------           ---------

Balances, July 31, 1998               301,581               6,032          2,640,001            (178,236)           (196,154)

Net income                                  -                   -                  -             321,192                   -

Purchase of Company
   stock                                    -                   -                  -                   -              (6,119)
                                   ----------            --------         ----------            --------           ---------

Balances, July 31, 1999               301,581             $ 6,032          2,640,001             142,956            (202,273)
                                   ==========            ========         ==========            ========           =========





See accompanying notes to financial statements.

                            TNR TECHNICAL, INC.

                            Statements of Cash Flows

                    Years ended July 31, 1999, 1998 and 1997


                                                                                  1999                1998                1997
                                                                                 ------              -------             ------
Cash flows from operating activities:
   Net income                                                                    $ 321,192            295,012              88,701
   Adjustments to reconcile net income to net cash
      provided by operations:
         Deferred income taxes                                                      57,000             87,000              31,000
         Depreciation and amortization                                              53,567             49,780              36,875
         Unrealized gain on short term investments                                       -               (860)             (3,037)
         Provision for doubtful accounts                                            18,400              8,400               8,400
         Changes in operating assets and liabilities:
           Purchases of short term investments                                           -           (251,667)            (24,995)
           Sales of short term investments                                         167,181            113,378                   -
           Accounts receivables                                                   (111,928)           (32,965)           (141,158)
           Inventories                                                            (247,438)           (32,216)           (341,803)
           Prepaid expenses and other assets                                        11,204             15,103             (28,519)
           Accounts payable and accrued expenses                                   155,876           (124,188)            180,787
           Deposits                                                                    233                549              (1,011)
           Income taxes receivable/payable                                          86,011             25,349                 325
                                                                                 ---------           --------           ---------

             Net cash provided by (used in) operating activities                   511,298            152,675            (194,435)
                                                                                 ---------           --------           ---------
Cash flows from investing activities:
     Purchase of short-term investments                                                  -                  -          (1,010,853)
     Maturities of short-term investments                                                -                  -           1,359,103
     Purchase of property and equipment                                            (16,363)          (112,285)            (49,935)
                                                                                 ---------           --------           ---------

             Net cash provided by (used in) investing activities                   (16,363)          (112,285)            298,315
                                                                                 ---------           --------           ---------


See accompanying notes to financial statements

                               TNR TECHNICAL, INC.

                            Statements of Cash Flows

                    Years ended July 31, 1999, 1998 and 1997



                                                                                   1999               1998                1997
                                                                                 ---------         --------              -------
Cash flows from financing activities:
         Purchase of treasury stock                                               $ (6,119)              (120)             (1,764)
         Proceeds from issuance of note payable                                          -             35,198                   -
         Principal payments on note payable                                        (11,338)            (6,221)                  -
                                                                                ----------            -------            --------
             Net cash provided by (used in)
                financing activities                                               (17,457)            28,857              (1,764)
                                                                                ----------            -------            --------

             Increase in cash and cash equivalents                                 477,478             69,247             102,116

Cash and cash equivalents - beginning of year                                      597,683            528,436             426,320
                                                                                ----------            -------            --------

Cash and cash equivalents - end of year                                         $1,075,161            597,683             528,436
                                                                                ==========            =======            ========
Supplemental disclosures of cash flow information:
         Cash paid during the year for interest                                 $    1,849              1,914                   -
                                                                                ==========            =======            ========

         Cash paid during the year for income taxes                             $   57,612              7,341               7,803
                                                                                ==========            =======            ========









See accompanying notes to financial statements

                               TNR TECHNICAL, INC.

                          Notes to Financial Statements

                             July 31, 1999 and 1998



(1)    Summary of Significant Policies
       -------------------------------

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

                                                                     (Continued)

                               TNR TECHNICAL, INC.

                          Notes to Financial Statements

                             July 31, 1999 and 1998



(1)    Summary of Significant Policies - Continued
       -------------------------------------------

       (g) Use of Estimates
           ----------------

           Management of the Company has made certain estimates and assumptions relating to the reporting of assets and liabilities and disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

       (h) Financial Instruments Fair Value, Concentration of Business and Credit Risks
           ----------------------------------------------------------------

           The carrying amount reported in the balance sheet for cash, short-term investments, accounts receivable, accounts payable and accrued expenses approximates fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount reported in the accompanying balance sheet for note payable approximates fair value because the actual interest rate does not significantly differ from current rates offered for instruments with similar characteristics. Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade accounts receivable which amount to approximately $700,000 and money market funds amounting to approximately $948,000. The Company performs periodic credit evaluations of its trade customers and generally does not require collateral. The Company maintains its cash balances at certain financial institutions in which balances are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company's uninsured balances amount to approximately $850,000 and $400,000 at July 31, 1999 and 1998, respectively.

       (i) Stock-Based Compensation
           ------------------------

           In October 1995, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) which sets forth accounting and disclosure requirements for stock-based compensation arrangements. The new statement encourages but does not require, companies to measure stock-based compensation using a fair value method, rather than the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 ("APB no. 25".) The Company has adopted disclosure requirements of SFAS 123 and has elected to continue to record stock-based compensation expense using the intrinsic value approach prescribed by APB

                                                                     (Continued)

                               TNR TECHNICAL, INC.

                          Notes to Financial Statements

                             July 31, 1999 and 1998



(1)    Summary of Significant Policies - Continued
       -------------------------------------------

       (i) Stock-Based Compensation - Continued
           ------------------------------------

           No. 25. Accordingly, the Company computes compensation cost for each employee stock option granted as the amount by which the quoted market price of the Company's common stock on the date of grant exceeds the amount the employee must pay to acquire the stock. The amount of compensation cost, if any, will be charged to operations over the vesting period.

       (j) Income Taxes
           ------------

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

       (k) Cash Flows
           ----------

           For purposes of cash flows, the Company considers all highly liquid investments with an initial maturity of three months or less to be cash equivalents.

       (l) Earnings Per Common Share
           -------------------------

           Earnings per common share have been computed based upon the weighted average number of common shares outstanding during the years presented. Common stock equivalents resulting from the issuance of the stock options have not been included in the per share calculations because such inclusion would not have a material effort on earnings per common share.

       (m) Reclassifications
           -----------------

           Certain amounts from 1998 and 1997 have been reclassified to conform with the 1999 presentation.

                               TNR TECHNICAL, INC.

                          Notes to Financial Statements

                             July 31, 1999 and 1998


(2)    Short-Term Investments
       ----------------------

       Short-term investments are classified as trading securities and are presented below:

                                                       1999             1998
                                                       ----             ----

              Common Stock                           $      -           57,250

              Equity (Unit Investment) Trusts               -          109,931
                                                     --------          -------

                                                     $      -          167,181
                                                     ========          =======


       The Company's trading securities are normally carried at fair value, which was not materially different than cost at July 31, 1998. Net realized and unrealized gains and losses on trading securities are included in net income.

(3)    Inventories
       -----------

       Inventories consist of the following:

                                                       1999             1998
                                                       ----             ----

              Finished goods                       $ 1,031,244        790,982

              Work-in-process                           30,799         23,623
                                                   -----------        -------

                                                   $ 1,062,043        814,605
                                                   ===========        =======


(4)    Property and Equipment
       ----------------------

       Property and equipment consists of the following:

                                                       1999             1998
                                                       ----             ----

              Machinery and equipment               $ 282,905          266,542
              Leasehold improvements                   27,457           27,457
                                                    ---------          -------
                                                      310,362          293,999
              Less accumulated depreciation and
                   amortization                       162,205          108,638
                                                    ---------          -------

                                                    $ 148,157         $185,361
                                                    =========         ========

                               TNR TECHNICAL, INC.

                          Notes to Financial Statements

                             July 31, 1999 and 1998


(5)    Note Payable
       ------------

       Note payable consists of an obligation payable in monthly installments of $1,099 including interest at 7.75% expiring December 2000. The note is secured by vehicles. Total annual principal payments on this obligation as of July 31, 1999 are as follows:

                  Year Ending July 31,
                  --------------------

                         2000                           $ 12,249
                         2001                              5,390
                                                        --------

                                                        $ 17,639
                                                        ========

(6)    Stock Option Plans
       ------------------

       In November 1992, the Board of Directors approved an Incentive and Non-Qualified Stock Option Plan (Plan), which was ratified by the stockholders in January 1993. The Plan covers 60,000 shares of Common Stock, subject to adjustment of shares under the anti-dilution provisions of the Plan. The Plan authorizes the issuance of the options covered thereby as either "Incentive Stock Options" within the meaning of the Internal Revenue Code of 1986, as amended, or as "Non-Statutory Stock Options." No options may be granted after November 16, 2002. Under the Plan the aggregate fair market value (determined at the time the option is granted) of the optioned stock for which Incentive Stock Options are exercisable for the first time by any employee during any calendar year shall not exceed $100,000.

       In December 1996, the Company granted options to purchase 30,000 shares of stock at an exercise price of $3.25 per share to three to its officers and directors. The options are exercisable for a ten-year period expiring in December 2006. In December 1998, the Company granted additional stock options to purchase 7,000 shares at an exercise price of $5.00 per share to three of its directors. The options are exercisable through December 2008.

       The 1998 Incentive and Non-Qualified Stock Option Plan, (the "1998 Plan"), was approved by the Board of Directors effective December 15, 1998 subject to stockholder approval within 12 months. The 1998 Plan covers 30,000 shares of Common Stock, subject to adjustment of shares under the anti-dilution provisions of the 1998 Plan. The 1998 Plan authorizes the issuance of the options covered thereby as either "Incentive Stock Options" within the meaning of the Internal Revenue Code of 1986, as amended, or as "Non-Statutory Stock Options." Persons eligible to

                                                                     (Continued)

                               TNR TECHNICAL, INC.

                          Notes to Financial Statements

                             July 31, 1999 and 1998



(6)    Stock Option Plan - Continued
       -----------------------------

       receive options under the 1998 Plan includes employees, directors, officers, consultants or advisors, provided that bona fide services shall be rendered by consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital raising transaction; however, only employees (who may also be officers and/or directors) are eligible to receive an Incentive Stock Option. The 1998 Plan also provides that no options may be granted after December 15, 2008. Except for the foregoing, the 1998 Plan is identical to the 1992 Plan. As of July 31, 1999, no options have been granted under the 1998 Plan.

       The Company continues to account for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 under which no compensation cost for stock options is recognized for stock option awards granted at or above fair market value.

       Had compensation expense been determined based upon fair values at the grant date for the award of options as described herein in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net earnings and earnings per share would not be materially changed from the amounts as reported in the accompanying financial statements.

       Accordingly, management has not presented the pro forma effects of the application of SFAS No. 123 herein with respect to net earnings and earnings per share for the years ended July 31, 1999, 1998 and 1997.



(7)    Income Taxes
       ------------

       The income tax provision for the years ended July 31, 1999, 1998 and 1997 consists of the following:

                                            1999           1998        1997
                                            ----           ----        ----

          Current:
               Federal                    $128,623             -           -
               State                        15,000        20,000       7,000
                                          --------      --------     -------

                                           143,623        20,000       7,000
                                          --------      --------     -------

          Deferred:
               Federal                      51,000        98,500      31,000
               State                         6,000         1,190       1,127
                                          --------      --------     -------

                                            57,000        99,690      32,127
                                          --------      --------     -------

                         Total            $200,623       119,690      39,127
                                          ========      ========     =======

                                                                     (Continued)

                               TNR TECHNICAL, INC.

                          Notes to Financial Statements

                             July 31, 1999 and 1998

(7)    Income Taxes - Continued
       ------------------------

       Income tax expense attributable to income before income tax differed from the amount computed by applying the U.S. Federal income tax rate of 34% to income from operations before income taxes as a result of the following:

                                                      1999      1998      1997
                                                      ----      ----      ----

       Computed "expected" tax expense             $ 178,000   140,000   43,500
       Increase (reduction) in income tax expense
         resulting from:
           State income taxes, net of federal
             income tax benefit                       24,000    14,000    4,500
           Adjustment to deferred tax assets to
             reflect current effective tax rates      (1,377)  (34,310)  (8,873)
                                                    --------  --------  -------

                                                   $ 200,623   119,690   39,127
                                                   =========   =======  =======

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at July 31, 1999 and 1998 are presented below:

                                                               1999       1998
                                                               ----       ----

       Deferred tax assets:
        Inventories, principally due to additional costs
         inventoried for tax purposes                        $ 25,000    18,000
        Accounts receivable, due to allowance for
         uncollectible accounts                                10,000     5,000
        Net operating losses                                        -    69,000
                                                             --------    ------
                                                               35,000    92,000
       Less valuation allowance                                     -         -
                                                             --------    ------

          Total                                              $ 35,000    92,000
                                                             ========    ======


                                                                     (Continued)

                               TNR TECHNICAL, INC.

                          Notes to Financial Statements

                             July 31, 1999 and 1998


(7)    Income Taxes - Continued
       ------------------------

       Deferred taxes are presented in the accompanying balance sheets as:

                                                          1999         1998
                                                          ----         ----

           Current deferred tax assets                  $ 35,000      23,000
           Noncurrent deferred tax assets                      -      69,000
                                                        --------      ------

                                                        $ 35,000      92,000
                                                        ========      ======

       In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. Management considers the projected future taxable income and tax planning strategies in making this assessment. The Company believes that future earnings in addition to the amount of the taxable differences which will reverse in future periods, will be sufficient to offset recorded deferred tax assets and, accordingly, a valuation allowance is not considered necessary at July 31, 1999 and 1998.

(8)    Lease Commitment
       ----------------

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

                      Year Ending July 31,
                      --------------------
                              2000                     $ 69,804
                              2001                       73,293
                              2002                       76,598
                              2003                       80,806
                              2004                       85,960
                           Thereafter                   165,643
                                                       --------

                                                       $552,104
                                                       ========


                                                                     (Continued)

                               TNR TECHNICAL, INC.

                          Notes to Financial Statements

                             July 31, 1999 and 1998



(8)    Lease Commitment - Continued
       ----------------------------

       Total lease and rental expense amounted to $95,953, $93,732 and $83,928 in 1999, 1998 and 1997, respectively. In 1999, 1998 and 1997 lease expense associated with related parties amounted approximately to $78,000, $78,000 and $64,000, respectively.

(9)    Sales to Major Customers
       ------------------------

       During the years ended July 31, 1999, 1998 and 1997 no customer accounted for more than 10% of total revenues.

(10)   Supplementary Information
       -------------------------

                                              1999          1998        1997
                                              ----          ----        ----

       Advertising costs                     $54,390       64,654      53,103
       Provision for doubtful accounts       $18,400        8,400       8,400


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


                                   Term       First
                                   of         Became      Principal
Name                     Age       Office     Director    Occupation
----                     ---       ------     --------    ----------

Jerrold Lazarus           67        (1)         1987      Chairman of the
                                                          Board and Chief
                                                          Executive Officer

Norman L. Thaw            66        (1)         1979      President of
                                                          Stride Rite
                                                          Stables, Inc.,
                                                          Private Investor

Wayne Thaw                42        (1)         1983      President and
                                                          Chief Operating
                                                          Officer

Kathie Thaw               44        (1)         1996      Vice-President

Mitchell Thaw             43        (1)         1998      Director of
                                                          Institutional Options-
                                                          Schroder & Co., Inc.

Patrick Hoscoe            36        (1)         1998      Vice President and
                                                          Operations Manager
                                                          of the Company's West
                                                          Coast Division

----------------
(1) Directors are elected at the annual meeting of stockholders and hold office to the following annual meeting.

           Jerrold Lazarus is Chairman of the Board, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer of the Company. Wayne Thaw is President and Chief Operating Officer of the Company. Kathie Thaw and Patrick Hoscoe each serve as a Vice President of the Company. The terms of all officers expire at the annual meeting of directors following the annual stockholders meeting. Officers may be removed, either with or without cause, by the Board of Directors, and a successor elected by a majority vote of the Board of Directors, at any time.

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

           Mitchell Thaw has been director of the Company since December 1998. Since April 1999, Mr. Thaw has served as a Director of Institutional Options at Schroder & Co., Inc. From 1988 through April 1998, Mr. Thaw was an executive for UBS Securities. Between April 1998 and March 1999, Mr. Thaw was not associated with any firms and was temporarily retired.

           Patrick Hoscoe has been Vice President and a director of the Company since 1998. Mr. Hoscoe also serves as Operations Manager of the Company's West Coast operations. Mr. Hoscoe has 18 years experience in the battery industry and worked for House of Batteries for the past five years prior to joining the Company in 1997.

Family Relationships
--------------------

           Norman L. Thaw is the father of Wayne Thaw and Mitchell Thaw. Wayne Thaw and Kathie Thaw are married.

Item 11. Compensation of Directors and Executive Officers.

         The following table provides a summary compensation table with respect to the compensation of the Company's two executive officers for the past three fiscal years. During the past three fiscal years, the Company has not granted restricted stock awards or stock appreciation rights. In addition, the Company does not have a defined benefit or actuarial plan.

                           SUMMARY COMPENSATION TABLE


====================================================================================================================================
                                                                                          Long Term Compensation
                                                                              --------------------------------------------
                                               Annual Compensation                         Awards              Payouts
--------------------------------------------------------------------------------------------------------------------------
     (a)                    (b)         (c)           (d)             (e)           (f)             (g)          (h)          (i)
                                                                     Other                                                    All
     Name                                                            Annual       Restricted                                 Other
     and                                                             Compen-         Stock          Number        LTIP      Compen-
   Principal                                                         sation         Award(s)          of         Payouts    sation
   Position                Year      Salary ($)      Bonus ($)       ($)(1)           ($)           Options        ($)        ($)

------------------------------------------------------------------------------------------------------------------------------------
Jerrold Lazarus            1999       75,400         18,000            0               0             2,000          0           0
                         -----------------------------------------------------------------------------------------------------------
CEO, Chairman of the       1998       75,690          7,200            0               0               0            0           0
Board                    -----------------------------------------------------------------------------------------------------------
                           1997       67,901          1,000            0               0            10,000          0           0
------------------------------------------------------------------------------------------------------------------------------------
Wayne Thaw,                1999      107,042         17,000            0               0             3,000          0           0
President                -----------------------------------------------------------------------------------------------------------
                           1998      104,500          9,503            0               0               0            0           0
                         -----------------------------------------------------------------------------------------------------------
                           1997      105,751          1,250            0               0            10,000          0           0
====================================================================================================================================

----------
(1) Does not include the value of a leased or company owned automobile provided to each officer for business purposes.

         The Company has no employment contracts with its executive officers. Jerrold Lazarus and Wayne Thaw are currently receiving a monthly salary of $6,283 and $9,100, respectively. Directors do not presently receive compensation for serving on the Board or on its committees. Depending on the number of meetings and the time required for the Company's operations, the Company may decide to compensate its directors in the future.

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

Stock Option Plans
------------------

         The 1992 Plan
         -------------

         The 1992 Incentive and Non-Qualified Stock Option Plan, (the "1992 Plan"), was approved by the Board of Directors on November 17, 1992 and ratified by stockholders on January 29, 1993. The 1992 Plan covers 60,000 shares of Common Stock, subject to adjustment of shares under the anti-dilution provisions of the 1992 Plan. The 1992 Plan authorizes the issuance of the options covered thereby as either "Incentive Stock Options" within the meaning of the Internal Revenue Code of 1986, as amended, or as "Non-Statutory Stock Options." Persons eligible to receive options under the 1992 Plan includes employees, directors, officers, consultants or advisors, provided that bona fide services shall be rendered by consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital raising transaction; however, only employees (who may also be officers and/or directors) are eligible to receive an Incentive Stock Option. The 1992 Plan also provides that no options may be granted after November 16, 2002. In December 1996, the Company has granted ten year non-statutory options to purchase 30,000 shares at an exercise price of $3.25 per share to Wayne Thaw (10,000 shares), Jerrold Lazarus (10,000 shares) and Kathie Thaw (10,000 shares). In December 1998, the Company granted ten year non-statutory stock options to purchase 7,000 shares at an exercise price of $5.00 per share to Jerrold Lazarus (2,000 shares), Wayne Thaw (3,000 shares) and Patrick Hoscoe (2,000 shares).

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

         The 1998 Plan
         -------------

         The 1998 Incentive and Non-Qualified Stock Option Plan, (the "1998 Plan"), was approved by the Board of Directors effective December 15, 1998 subject to stockholder approval within 12 months. The 1998 Plan covers 30,000 shares of Common Stock, subject to adjustment of shares under the anti-dilution provisions of the 1998 Plan. The 1998 Plan authorizes the issuance of the options covered thereby as either "Incentive Stock Options" within the meaning of the Internal Revenue Code of 1986, as amended, or as "Non-Statutory Stock Options." Persons eligible to receive options under the 1998 Plan includes employees, directors, officers, consultants or advisors, provided that bona fide services shall be rendered by consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital raising transaction; however, only employees (who may also be officers and/or directors) are eligible to receive an Incentive Stock Option. The 1998 Plan also provides that no options may be granted after December 15, 2008. Except for the foregoing, the 1998 Plan is identical to the 1992 Plan. As of September 30, 1999, no options have been granted under the 1998 Plan.

                               OPTION GRANTS TABLE

         The information provided in the table below provides information with respect to individual grants of stock options during fiscal 1999 of each of the executive officers named in the summary compensation table above. The Company did not grant any stock appreciation rights during 1999.


                        Option Grants in Last Fiscal Year

====================================================================================================================================
                                                                                                                 Potential
                                                                                                            Realizable Value at
                                                                                                               Assumed Annual
                                       Individual Grants                                                   Rates of Stock Price
                                                                                                                Appreciation
                                                                                                              for Option Term (2)
------------------------------------------------------------------------------------------------------------------------------------
      (a)                    (b)                     (c)                   (d)               (e)              (f)             (g)
                                                    % of
                                                    Total
                                                   Options/
                                                  Granted to
                            Options               Employees              Exercise            Expira-
                            Granted               in Fiscal               Price               tion
      Name                    (#)                  Year (1)               ($/Sh)              Date            5% ($)        10% ($)
------------------------------------------------------------------------------------------------------------------------------------
Wayne Thaw                  3,000                   43%                   5.00              12/15/08          9.433         23,910
------------------------------------------------------------------------------------------------------------------------------------
Jerrold Lazarus             2,000                   29%                   5.00              12/15/08          6.289         15,940
====================================================================================================================================



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

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FY-END OPTION VALUES

         The information provided in the table below provides information with respect to each exercise of stock option during fiscal 1999 by each of the executive officers named in the summary compensation table and the fiscal year end value of unexercised options.


================================================================================
    (a)              (b)         (c)            (d)                 (e)

                                                                 Value of
                                              Number of         Unexercised
                    Shares                   Unexercised       In-the-Money
                   Acquired                   Options at          Options
                      on        Value         FY-End (#)        at Fy-End($)
                   Exercise   Realized       Exercisable/       Exercisable/
    Name             (#)       ($)(1)       Unexercisable      Unexercisable(1)
--------------------------------------------------------------------------------
Wayne Thaw           -0-         -0-           13,000/0             0/0
--------------------------------------------------------------------------------
Jerrold Lazarus      -0-         -0-           12,000/0             0/0
================================================================================

--------------
(1) The aggregate dollar values in column (c) and (e) are calculated by determining the difference between the fair market value of the Common Stock underlying the options and the exercise price of the options at exercise or fiscal year end, respectively. In calculating the dollar value realized upon exercise, the value of any payment of the exercise price is not included. Fiscal year end value based upon a market price of $5.00 per share.

Report of the Board of Directors on Executive Compensation
----------------------------------------------------------

         During fiscal 1999, the entire Board which consists of Norman Thaw, Jerrold Lazarus, Wayne Thaw, Kathie Thaw , Mitchell Thaw and Patrick Hoscoe, held primary responsibility for determining executive compensation levels. The goals of the Company's compensation program is to align compensation with business objectives and performance and to enable the Company to attract, retain and reward executive officers and other key employees who contribute to the long-term success of the Company. The Company has provided on a prospective basis annual incentive opportunity to several of its key employees sufficient to provide motivation to achieve specific operating goals. The foregoing report has been approved by all members of the board of directors.

                          Jerrold Lazarus-Chairman
                          Norman Thaw
                          Wayne Thaw
                          Kathie Thaw
                          Mitchell Thaw
                          Patrick Hoscoe

Compensation Committee Interlocks and Insider Participation
-----------------------------------------------------------

         During fiscal 1999, Jerrold Lazarus, Wayne Thaw, Kathie Thaw and Patrick Hoscoe, executive officers of the Company, were involved in determining executive officer compensation levels as members of the Board of Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management.
-------- ---------------------------------------------------------------

         As of September 30, 1999, the Company had outstanding approximately 261,000 shares of Common Stock. The only persons of record who presently hold or are known to own (or believed by the Company to own) beneficially more than 5% of the outstanding shares of such class of stock is listed below. The following table also sets forth certain information as to holdings of the Company's Common Stock of all officers and directors individually, and all officers and directors as a group. (The shares shown in the table below for Norman Thaw and his sons, Wayne Thaw and Mitchell Thaw are not beneficially owned by each other and are listed separately).


================================================================================

                              Name and
                              Address of
                              Beneficial            Number of       Approximate
Title of Class                Owner (1)             Shares            Percent
--------------------------------------------------------------------------------
Common Stock               Wayne Thaw (3)(8)          64,592           22.6

--------------------------------------------------------------------------------
Common Stock               Norman L. Thaw             55,228           21.1
                           (2)(8)
--------------------------------------------------------------------------------
Common Stock               Jerrold Lazarus (5)        12,691            3.9

--------------------------------------------------------------------------------
Common Stock               Kathie Thaw (4)(8)         10,000            3.7
--------------------------------------------------------------------------------
Common Stock               Patrick Hoscoe (6)          2,000             *
--------------------------------------------------------------------------------
Common Stock               Mitchell A. Thaw (8)       21,525            8.3
--------------------------------------------------------------------------------
Common Stock               All Directors and         166,036           55.5
                           Officers as a group
                           (six persons) (7)
================================================================================


---------------
* Owns less than 1% of the issued and outstanding shares of the Company's Common Stock.

(1) All shares are directly owned, and the sole investment and voting power is held, by the persons named. The address for all officers and directors is 301 Central Park Drive, Sanford, Florida 32771.

(2) May be deemed to be a parent and/or founder of the Company under the Securities Act of 1933, as amended and may be deemed to be a "control person" of the Company within the meaning of the Securities Exchange Act of 1934.

(3)    Includes options to purchase 13,000 shares.

(4)    Includes options to purchase 10,000 shares.

(5)    Includes options to purchase 12,000 shares.

(6)    Includes options to purchase 2,000 shares.

(7) Includes options to purchase 37,000 shares granted to officers and directors.

(8) Wayne Thaw and Kathie Thaw are married and their individual stock ownership is shown separately. Both Wayne Thaw and Kathie Thaw may be deemed to also own the shares owned by the other person. Norman Thaw is the father of Wayne Thaw and Mitchell A. Thaw.

       The Company does not know of any arrangement or pledge of its securities by persons now considered in control of the Company that might result in a change of control of the Company.

Item 13. Certain Relationships and Related Transactions.
-------- -----------------------------------------------

       See Item 2 regarding the description of lease between the Company and a RKW Holding Ltd. ("RKW"), a Florida Limited Partnership, controlled by Wayne Thaw. In fiscal 1999, $71,133 was paid by the Company to RKW, which amount is expected to increase by approximately 5% for fiscal 2000.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
-------- -----------------------------------------------------------------

     (a)(1)(2)    Financial Statements and Financial Statement Schedules.
                  -------------------------------------------------------

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

           3(A)   By-Laws. (1)

           3(B) February 1992 Certificate of Amendment to Certificate of Incorporation (2)

           10 Lease Agreement dated January 17, 1996 by and between RKW Holding Ltd. and the Registrant (3)

           11     Earnings per share. See Financial Statements

           27     Selected Financial Data*

           99     1998 Incentive and Non-Statutory Stock Option Plan*


----------
* Filed herewith
(1) Exhibits 3 and 3(A) are incorporated by reference from Registration No. 2-85110 which were filed in a Registration Statement on Form S-18.

(2) Incorporated by reference to Form 10-K for the fiscal year ended July 31, 1992.

(3) Incorporated by reference to Form 10-K for the fiscal year ended July 31, 1996.

       (b)        Reports on Form 8-K.
                  --------------------

                  No Reports on Form 8-K were filed or required to be filed during the quarter ended July 31, 1999.

                                   SIGNATURES

         Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    TNR TECHNICAL, INC.

                                    By:/s/ Jerrold Lazarus
                                       ----------------------------------------
                                       Jerrold Lazarus, Chief Executive Officer

Dated:  Sanford, Florida
        October 21, 1999

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures                          Title                       Date
----------                          -----                      ------

/s/ Norman L. Thaw                Director                  October 21, 1999
-------------------------
  Norman L. Thaw

/s/ Wayne Thaw                    President, Chief          October 21, 1999
-------------------------         Operating
   Wayne Thaw                     Officer and
                                  Director


/s/ Jerrold Lazarus               Chairman of the           October 21, 1999
-------------------------         Board, Chief
   Jerrold Lazarus                Executive Officer
                                  Chief Financial
                                  and Accounting
                                  Officer, Treasurer
                                  and Secretary


/s/ Kathie Thaw                   Vice President            October 21, 1999
-------------------------         and Director
   Kathie Thaw

/s/ Mitchell Thaw                 Director                  October 21, 1999
-------------------------
   Mitchell Thaw

/s/ Patrick Hoscoe                Vice President            October 21, 1999
-------------------------         and Director
   Patrick Hoscoe


Norman Thaw, Kathie Thaw, Wayne Thaw, Mitchell Thaw, Patrick Hoscoe and Jerrold Lazarus represent all the members of the Board of Directors.