Form 10-Q
period 1999-10-31
TNR TECHNICAL INC
filed 1999-12-15
CIK 723615

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 [X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended October 31,1999

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

                                        Yes  x .   No ___.
                                            ---

260,918 Common Shares, $.02 par value were issued and outstanding at October 31, 1999.

                               TNR TECHNICAL, INC.

                                      Index




PART 1.           FINANCIAL INFORMATION

         Item 1.     Financial Statements

                     Balance Sheets
                              October 31, 1999 (Unaudited)
                              and July 31, 1999                             1

                     Statements of Operations
                              Three months ended
                              October 31, 1999 (Unaudited) and
                              October 31, 1998 (Unaudited)                  2

                     Statements of Cash Flows
                              Three months ended
                              October 31, 1999 (Unaudited) and
                              October 31, 1998 (Unaudited)                  3

                     Notes to Financial Statements (Unaudited)              4

         Item 2.     Management's Discussion and Analysis of
                          Financial Condition and Results of Operations     5

PART II.          OTHER INFORMATION                                         7

SIGNATURES                                                                  8

                               TNR TECHNICAL, INC.

                                 Balance Sheets

                                                            Assets

                                                                                                   October 31, 1999
                                                                                   July 31, 1999     (Unaudited)
                                                                                   --------------  ----------------
Current assets:
     Cash and cash equivalents                                                      $ 1,075,161           1,238,991
     Accounts receivable - trade, less allowance for doubtful
         accounts of $34,529 and $25,882                                                693,032             861,362
     Inventories                                                                      1,062,043           1,015,553
     Prepaid expenses and other current assets                                            7,410              18,153
     Deferred income taxes                                                               35,000              35,000
                                                                                    -----------         -----------
              Total current assets                                                    2,872,646           3,169,059

     Property and equipment, at cost, net of accumulated
         depreciation and amortization                                                  148,157             140,450

     Deposits                                                                            13,612              13,612
                                                                                    -----------         -----------
              Total assets                                                          $ 3,034,415           3,323,121
                                                                                    ===========         ===========

                                             Liabilities and Shareholders' Equity

Current liabilities:
     Accounts payable                                                               $   211,346             320,013
     Accrued expenses                                                                   108,714             119,094
     Income taxes payable                                                               110,000             105,000
     Current installments of note payable                                                12,249              12,488
                                                                                    -----------         -----------

              Total current liabilities                                                 442,309             556,595
                                                                                    -----------         -----------
Note payable, excluding current installments                                              5,390               2,177
                                                                                    -----------         -----------
              Total liabilities                                                         447,699             558,772
                                                                                    -----------         -----------
Shareholders' equity:
     Common stock - $02. par value, authorized 500,000
        shares; issued 301,581 shares                                                     6,032               6,032
     Additional paid in capital                                                       2,640,001           2,640,001
     Retained earnings                                                                  142,956             321,239
     Treasury stock - 40,663 and 40,793 shares, respectively                           (202,273)           (202,923)
                                                                                    -----------         -----------
              Total shareholders' equity                                              2,586,716           2,764,349
                                                                                    -----------         -----------
                                                                                    $ 3,034,415           3,323,121
                                                                                    ===========         ===========
See accompanying notes to financial statements.


                               TNR TECHNICAL, INC.

                            Statements of Operations





                                                        Three Months Ended
                                                            October 31,
                                                         1999         1998
                                                     (Unaudited)   (Unaudited)
                                                     -----------   -----------

Revenues:                                            $ 2,136,001   $ 1,395,257
                                                     -----------   -----------
     Net sales

Costs and expenses:
     Cost of goods sold                                1,541,215     1,010,430
     Selling, general and administrative                 320,389       280,300
                                                     -----------   -----------
                                                       1,861,604     1,290,730
                                                     -----------   -----------

              Operating income                           274,397       104,527

Non-operating revenue (expense):
     Interest income                                      13,886         7,199
     Net unrealized losses on short term investments        --         (14,149)
                                                     -----------   -----------

              Income before income taxes                 288,283        97,577

Provision for income taxes                               110,000        33,000
                                                     -----------   -----------

              Net income                             $   178,283   $    64,577
                                                     ===========   ===========

Net income per share                                 $      0.68   $      0.25
                                                     ===========   ===========

Weighted average number of shares outstanding            260,879       261,907
                                                     ===========   ===========



See accompanying notes to financial statements.

                               TNR TECHNICAL, INC.

                            Statements of Cash Flows

                                                                      Three Months Ended
                                                                          October 31,
                                                                       1999          1998
                                                                   (Unaudited)    (Unaudited)
                                                                   -----------    -----------
Cash flows from operating activities:
   Net income                                                      $   178,283    $    64,577
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                                    10,118         13,095
       Deferred income taxes                                              --           27,000
       Provision for bad debt                                            2,100          2,100
       Net unrealized loss on short term investments                      --           14,149
       Changes in operating assets and liabilities:
         Accounts receivable                                          (170,430)       (22,039)
         Purchases of short term investments                              --          (50,033)
         Deposits                                                         --              144
         Inventories                                                    46,490         22,607
         Prepaid expenses and other assets                             (10,743)       (11,243)
         Income taxes receivable/payable                                (5,000)       (12,183)
         Accounts payable and accrued expenses                         119,047         72,391
                                                                   -----------    -----------

             Net cash provided by (used in) operating activities       169,865        120,565
                                                                   -----------    -----------

Cash flows from investing activities:
   Purchase of property and equipment                                   (2,411)        (6,281)
                                                                   -----------    -----------

               Net cash used in investing activities                    (2,411)        (6,281)
                                                                   -----------    -----------

Cash flows from financing activities:
   Purchase of treasury stock                                             (650)          (556)
   Principal payments on note payable                                   (2,974)        (2,753)
                                                                   -----------    -----------
               Net cash used in financing activities                    (3,624)        (3,309)
                                                                   -----------    -----------

Increase (decrease) in cash and cash equivalents                       163,830        110,975

Cash and cash equivalents  beginning of period                       1,075,161        597,683
                                                                   -----------    -----------

Cash and cash equivalents - end of period                          $ 1,238,991    $   708,658
                                                                   ===========    ===========


See accompanying notes to financial statements.

                               TNR TECHNICAL, INC.

                          Notes to Financial Statements


(1)      Presentation of Unaudited Financial Statements

The unaudited financial statements have been prepared in accordance with rules of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. The information furnished, in the opinion of management, reflects all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of October 31, 1999, and results of operations and cash flows for the three month period ended October 31, 1999 and 1998. The results of operations are necessarily indicative of results which may be expected for any other interim period, or for the year as a whole.

(2)      Sales to Major Customers

During the three months ended October 31, 1999 and 1998, no customer accounted for more than 10% of total revenue.

(3)      Inventories

Inventories consist of the following:

                                                             October 31, 1999
                                         July 31, 1999         (Unaudited)
                                         -------------       ----------------

      Finished goods                      $1,031,244             986,102
      Purchased parts and materials           30,799              29,451
                                          ----------           ---------
                                          $1,062,043           1,015,553
                                          ==========           =========

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

Liquidity and Capital Resources

         Working capital amounted to $2,612,464 at October 31, 1999 as compared to $2,430,337 at July 31, 1999. Cash and short term investments amounted to $1,238,991 at October 31, 1999 as compared to $1,075,161 at July 31, 1999. As more fully described under the Company's statements of cash flows in the accompanying financial statements, net cash was provided by operating activities for the three months ended October 31, 1999. For this period, cash was provided primarily due to the Company's net income and increases in accounts payable and accrued expenses as well as decreases in inventories partially offset by increases in accounts receivable. For the three months ended October 31, 1998, cash was provided by operating activities as a result of the Company's net income plus decreases in inventories and increases in accounts payable and accrued expenses partially offset by an increase in accounts receivable and short-term investments. During the three months ended October 31, 1999 and 1998, cash was used in investing activities to purchase property and equipment. During the three months ended October 31, 1999 and 1998, cash was used in financing activities to make principal payments on a note payable and to purchase treasury stock.

         The Company's short term and long term liquidity needs have been satisfied from internal sources including cash from operations and amounts available from the Company's working capital. During the balance of fiscal 2000 and on a long term basis, management expects this trend to continue. There are no material commitments for capital expenditures or any long term credit arrangements as of October 31, 1999.

Results of Operations

         Net sales for the three months ended October 31,1999 were $2,136,001, an increase of $740,744 or approximately 53% from the comparable period of the prior year. The increase in sales for the three months ended October 31,1999 was primarily due to increases in sales to existing and new customers. During the three months ended October 31, 1999 and 1998, no customer accounted for more than 10% of total revenues. The Company's gross margin for the three months ended October 31, 1999 and October 31, 1998 remained relatively unchanged.

         Operating (selling, general and administrative) expenses when expressed as a percentage of net sales for the three months ended October 31, 1999 was 15% as compared to 20% for the comparable period of the prior year. During the past three years, the Company did not charge its operations with any research and development costs.

         Net income for the three months ended October 31, 1999 was $178,283 as compared to $64,577 for the comparable period of the prior year.

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

Item 1.           Legal Proceedings:                   None

Item 2.           Changes in Securities:               None

Item 3.           Defaults Upon Senior Securities:     None

Item 4.           Submission of Matters to a Vote of Security Holders:

                  During the quarter ended October 31, 1999, the Company did not have any meeting of stockholders. However, on December 10, 1999, the Registrant held its annual meeting of stockholders at which time the stockholders reelected the incumbent directors, namely, Jerrold Lazarus, Norman Thaw, Wayne Thaw, Kathie Thaw, Mitchell Thaw and Patrick Hoscoe for a period of one year and until their successors are elected and shall qualify.

Item 5.           Other Information:                   None

Item 6.           Exhibits and Reports on Form 8-K:

                  (a)      Exhibits

                           11 Earnings per share - included in the Statements of Operations

                           27       Financial Data Schedule

                  (b) During the quarter ended October 31, 1999, no report on Form 8-K was filed or required to be filed.

                               TNR TECHNICAL, INC.



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           TNR TECHNICAL, INC.




                                      ----------------------------------------
                                             (Registrant)
Dated: December 14, 1999
                                      By   /s/ Jerrold Lazarus
                                      ----------------------------------------
                                      Jerrold Lazarus (Chairman of the Board,
                                      Chief Executive Officer, Chief Accounting
                                      and Financial Officer and Treasurer)