Form 10-Q
period 2000-01-31
TNR TECHNICAL INC
filed 2000-03-15
CIK 723615

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

       [X]          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended January 31, 2000

                                       OR

       [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

Commission File Number:  0-13011

                               TNR TECHNICAL, INC.
                   ------------------------------------------
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


259,905 Common Shares, $.02 par value were issued and outstanding at January 31, 2000.

                               TNR TECHNICAL, INC.

                                      Index



                                                                         Page
                                                                         Number
                                                                         ------

PART 1.           FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Balance Sheets
                    January 31, 2000 (Unaudited)
                      and July 31, 1999                                   3-4

                  Statements of Operations
                   Three and six months ended
                     January 31, 2000 (Unaudited) and
                     January 31, 1999 (Unaudited)                           5

                  Statements of Cash Flows
                      Six months ended
                      January 31, 2000 (Unaudited) and
                      January 31, 1999 (Unaudited)                          6

                  Notes to Financial Statements (Unaudited)                 7

         Item 2.  Management's Discussion and Analysis of
                      Financial Condition and Results of Operations       8-9

PART II.          OTHER INFORMATION                                        10

                               TNR TECHNICAL, INC.

                                 Balance Sheets


                                     Assets

                                                                                   January 31, 2000
                                                                   July 31, 1999       (Unaudited)
                                                                   -------------   ----------------
Current assets:
     Cash and cash equivalents                                       $1,075,161         244,592
     Short-term investments                                                --           962,725
     Accounts receivable - trade, less allowance for doubtful
         accounts of $34,529 and $28,765                                693,032         929,701
     Income taxes receivable                                               --              --
     Inventories                                                      1,062,043       1,306,672
     Prepaid expenses and other current assets                            7,410          14,668
     Deferred income taxes                                               35,000          40,000
                                                                     ----------      ----------

               Total current assets                                   2,872,646       3,498,358

     Property and equipment, at cost, net of accumulated
         depreciation and amortization                                  148,157         110,814

     Deposits                                                            13,612          13,428
                                                                     ----------      ----------

               Total assets                                          $3,034,415       3,622,600
                                                                     ==========      ==========










See accompanying notes to financial statements.

                               TNR TECHNICAL, INC.

                                 Balance Sheets


                      Liabilities and Shareholders' Equity

                                                                           January 31, 2000
                                                         July 31, 1999        (Unaudited)
                                                         -------------     ----------------

Current liabilities:
     Accounts payable                                    $   211,346            447,778
     Accrued expenses                                        108,714            142,674
     Income taxes payable                                    110,000            121,000
     Current installments of note payable                     12,249             11,633
                                                         -----------        -----------

               Total current liabilities                     442,309            723,085
                                                         -----------        -----------

Note payable, excluding current installments                   5,390               --
                                                         -----------        -----------

               Total liabilities                             447,699            723,085
                                                         -----------        -----------

Shareholders' equity:
     Common stock - $02. par value, authorized 500,000
        shares; issued 301,581 shares                          6,032              6,032
     Additional paid in capital                            2,640,001          2,640,001
     Retained earnings                                       142,956            461,213

     Treasury stock - 40,663 and 41,676 shares              (202,273)          (207,731)
                                                         -----------        -----------

               Total shareholders' equity                  2,586,716          2,899,515
                                                         -----------        -----------

                                                         $ 3,034,415          3,622,600
                                                         ===========        ===========











See accompanying notes to financial statements.

                               TNR TECHNICAL, INC.

                            Statements of Operations

                                                              Three Months Ended                          Six Months Ended
                                                                 January 31,                                 January 31,
                                                           1999                2000                   1999                2000
                                                        (Unaudited)         (Unaudited)           (Unaudited)          (Unaudited)
                                                        -------------------------------           --------------------------------
Revenues:                                               $1,433,599            2,058,093            2,828,856             4,194,094
                                                        ----------           ----------           ----------            ----------
     Net sales

Costs and expenses:
     Cost of goods sold                                  1,047,754            1,515,477            2,058,184             3,056,692
     Selling, general and administrative                   258,134              325,380              538,434               645,769
                                                        ----------           ----------           ----------            ----------
                                                         1,305,888            1,840,857            2,596,618             3,702,461
                                                        ----------           ----------           ----------            ----------

               Operating income                            127,711              217,236              232,238               491,633

Non-operating revenue (expense):
     Interest income                                        10,539               15,738               17,738                29,624
     Net unrealized gain (loss) on
        short-term investments                               8,913                 --                 (5,236)                 --
                                                        ----------           ----------           ----------            ----------

               Income before income taxes                  147,163              232,974              244,740               521,257

Provision for income taxes                                  58,000               93,000               91,000               203,000
                                                        ----------           ----------           ----------            ----------

               Net income                               $   89,163              139,974              153,740               318,257
                                                        ==========           ==========           ==========            ==========

Net income per share                                    $     0.34                 0.54                 0.59                  1.22
                                                        ==========           ==========           ==========            ==========

Weighted average number of shares outstanding              261,817              260,352              261,864               260,591
                                                        ==========           ==========           ==========            ==========






See accompanying notes to financial statements.

                              TNR TECHNICAL, INC.

                            Statements of Cash Flows

                                                                                  Six Months Ended
                                                                                    January 31,
                                                                             1999               2000
                                                                          (Unaudited)       (Unaudited)
                                                                          -----------       -----------
Cash flows from operating activities:
    Net income                                                            $   153,740           318,257
    Adjustments to reconcile net income to net cash
        provide by operating activities:
           Depreciation and amortization                                       26,189            17,811
           Deferred income taxes                                               72,000            (5,000)
           Loss on disposition of property and equipment                         --              21,943
           Net unrealized loss on short term investments                        5,236              --
           Changes in operating assets and liabilities:
               Purchases of short term investments                            (50,033)         (962,725)
               Sale of short term investments                                 129,414              --
               Accounts receivable                                             (2,777)         (236,669)
               Income taxes receivable/payable                                (14,037)           11,000
               Inventories                                                    (23,436)         (244,629)
               Prepaid expenses and other assets                               (2,885)           (7,074)
               Accounts payable and accrued expenses                          140,334           270,392
                                                                          -----------       -----------

                    Net cash provided by (used in)
                        operating activities                                  433,745          (816,694)
                                                                          -----------       -----------

Cash flows from investing activities:
    Purchase of property and equipment                                         (6,281)           (2,411)
                                                                          -----------       -----------

                    Net cash used in investing activities                      (6,281)           (2,411)
                                                                          -----------       -----------

Cash flows from financing activities:
    Purchase of treasury stock                                                 (1,317)           (5,458)
    Payment of principal on note payable                                       (5,559)           (6,006)
                                                                          -----------       -----------

                    Net cash used in financing activities                      (6,876)          (11,464)
                                                                          -----------       -----------

                    (Decrease) increase in cash and cash equivalents          420,588          (830,569)

Cash and cash equivalents - beginning of period                               597,683         1,075,161
                                                                          -----------       -----------

Cash and cash equivalents - end of period                                 $ 1,018,271           244,592
                                                                          ===========       ===========


See accompanying notes to financial statements.

                               TNR TECHNICAL, INC.

                          Notes to Financial Statements


(1)  Presentation of Unaudited Financial Statements

     The unaudited financial statements have been prepared in accordance with rules of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. The information furnished, in the opinion of management, reflects all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of January 31, 2000, and results of operations and cash flows for the three and six month periods ended January 31, 2000 and 1999. The results of operations are necessarily indicative of results which may be expected for any other interim period, or for the year as a whole.

(2)  Sales to Major Customers

     During the six months ended January 31, 2000 and 1999, no customer accounted for more than 10% of total revenue.

(3)  Inventories

     Inventories consist of the following:

                                                               January 31, 2000
                                              July 31, 1999      (Unaudited)
                                              -------------    ----------------

            Finished goods                     $1,031,244         1,268,779
            Purchased parts and materials          30,799            37,893
                                              -------------    ----------------
                                               $1,062,043         1,306,672
                                              =============    ================

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

Liquidity and Capital Resources

         Working capital amounted to $2,775,273 at January 31, 2000 as compared to $2,430,337 at July 31, 1999. Cash and short term investments amounted to $1,207,317 at January 31, 2000 as compared to $1,075,161 at July 31, 1999. As more fully described under the Company's statements of cash flows in the accompanying financial statements, net cash provided by operating activities for the six months ended January 31, 2000 and 1999 was $(816,694) and $433,745, respectively. For the six months ended January 31, 1999, cash was provided by operating activities as a result of the Company's net income, sale of short-term investments and increases in accounts payable and accrued expenses, partially offset by purchases of short-term investments and increases in inventories. For the six months ended January 31, 2000, cash was used in operating activities as a result of the Company's purchase of short-term investments of $962,725 and increases in inventories and accounts receivable partially offset by the Company's net income and increases in accounts payable and accrued expenses. During the six months ended January 31, 2000 and 1999, cash was used in investing activities to acquire additional property and equipment.

         The Company's short term and long term liquidity needs have been satisfied from internal sources including cash from operations and amounts available from the Company's working capital. During the balance of fiscal 2000 and on a long term basis, management expects this trend to continue. There are no material commitments for capital expenditures or any long term credit arrangements as of January 31, 2000.

Results of Operations

         Net sales for the three months ended January 31, 2000 were $2,058,093, an increase of $624,494 or approximately 44% from the comparable period of the prior year. Net sales for the six months ended January 31, 2000 were $4,194,094, an increase of $1,365,238 or approximately 48% from the comparable period of the prior year. The increases in sales for the three and nine months ended January 31,2000 was primarily due to increases in sales to existing and new customers. During the three months ended January 31, 2000 and January 31, 1999, no customer accounted for more than 10% of total revenues. The Company's gross margin for the three months and six months ended January 31, 2000 and January 31, 1999 remained relatively unchanged.

         Operating (selling, general and administrative) expenses when expressed as a percentage of net sales for the three months ended January 31, 2000 was 16% as compared to 18% for the comparable period of the prior year. Operating (selling, general and administrative) expenses when expressed as a percentage of net sales for the six months ended January 31, 2000 was 15% as compared to 19% for the comparable period of the prior year. During the past three years, the Company did not charge its operations with any research and development costs.

         Net income for the three months ended January 31, 2000 was $139,974 as compared to $89,163 for the comparable period of the prior year. Net income for the six months ended January 31, 2000 was $318,257 as compared to $153,740 for the comparable period of the prior year.


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

Item 1.   Legal Proceedings:                 None
          ------------------

Item 2.   Changes in Securities:             None
          ----------------------

Item 3.   Defaults Upon Senior Securities:            None
          --------------------------------

Item 4.   Submission of Matters to a Vote of Security Holders:
          ----------------------------------------------------

         On December 10, 1999, the Registrant held its annual meeting of stockholders at which time the stockholders reelected the incumbent directors, namely, Jerrold Lazarus, Norman Thaw, Wayne Thaw, Kathie Thaw, Mitchell Thaw and Patrick Hoscoe for a period of one year and until their successors are elected and shall qualify. The Company also approved a new stock option plan covering 30,000 shares by a vote of 161,838 shares in favor of the Plan, 16,008 shares were against the Plan, 867 shares abstained and 53,111 shares were unvoted.

Item 5.  Other Information:                 None
         ------------------

Item 6.  Exhibits and Reports on Form 8-K:
         ---------------------------------

         (a) Exhibits

             11 Earnings per share - included in the Statements of Operations

             27 Financial Data Schedule

         (b) During the quarter ended January 31,2000, no report on Form 8-K was filed or required to be filed.

                               TNR TECHNICAL, INC.
                               -------------------



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 TNR TECHNICAL, INC.
                                       ----------------------------------------
                                                    (Registrant)
Dated: March 9, 2000
                                       By   /s/ Jerrold Lazarus
                                         ----------------------
                                       Jerrold Lazarus (Chairman of the Board,
                                       Chief Executive Officer, Chief Accounting
                                       and Financial Officer and Treasurer)