Form 10-Q
period 2000-04-30
TNR TECHNICAL INC
filed 2000-06-13
CIK 723615

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 [X]             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended April 30, 2000

                                       OR

 [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

Commission File Number:  0-13011

                               TNR TECHNICAL, INC.
        -----------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          New York                                     11-2565202
--------------------------------           ---------------------------------
(State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

301 Central Park Drive
Sanford, Florida                                              32771
----------------------------------------                 --------------
(Address of principal executive offices)                   (Zip  Code)

Registrant's telephone number,
including area code:                                     (407) 321-3011
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

                               Yes  x .   No ___.
                                   ---


259,688 Common Shares, $.02 par value were issued and outstanding at April 30, 2000.

                               TNR TECHNICAL, INC.

                                      Index



                                                                         Page
                                                                        Number

PART 1.           FINANCIAL INFORMATION

      Item 1.    Financial Statements

                 Balance Sheets
                   April 30, 2000 (Unaudited)
                     and July 31, 1999                                     3-4

                 Statements of Operations
                  Three and nine months ended
                    April 30, 2000 (Unaudited) and
                      April 30, 1999 (Unaudited)                             5

                 Statements of Cash Flows
                     Nine months ended
                     April 30, 2000 (Unaudited) and
                     April 30, 1999 (Unaudited)                              6

                 Notes to Financial Statements (Unaudited)                   7

      Item 2.    Management's Discussion and Analysis of
                      Financial Condition and Results of Operations        8-9

PART II.          OTHER INFORMATION                                         10

                               TNR TECHNICAL, INC.

                                 Balance Sheets


                                     Assets

                                                                                        April 30, 2000
                                                                     July 31, 1999        (Unaudited)
                                                                     -------------      --------------
Current assets:
      Cash and cash equivalents                                        $1,075,161          1,121,802
      Accounts receivable - trade, less allowance for doubtful
         accounts of $34,529 and $33,717                                  693,032            765,922
      Income taxes receivable                                                --                 --
      Inventories                                                       1,062,043          1,498,932
      Prepaid expenses and other current assets                             7,410             21,482
      Deferred income taxes                                                35,000             46,000
                                                                       ----------         ----------

                   Total current assets                                 2,872,646          3,454,138

      Property and equipment, at cost, net of accumulated
         depreciation and amortization                                    148,157            105,495

      Deposits                                                             13,612             13,427
                                                                       ----------         ----------

                   Total assets                                        $3,034,415          3,573,060
                                                                       ==========         ==========













See accompanying notes to financial statements.

                               TNR TECHNICAL, INC.

                                 Balance Sheets



                      Liabilities and Shareholders' Equity



                                                                                        April 30, 2000
                                                                     July 31, 1999        (Unaudited)
                                                                     -------------      --------------
Current liabilities:
      Accounts payable                                                $   211,346            222,974
      Accrued expenses                                                    108,714            169,158
      Income taxes payable                                                110,000            164,000
      Current installments of note payable                                 12,249              8,541
                                                                      -----------        -----------

               Total current liabilities                                  442,309            564,673
                                                                      -----------        -----------

Note payable, excluding current installments                                5,390               --
                                                                      -----------        -----------

               Total liabilities                                          447,699            564,673
                                                                      -----------        -----------

Shareholders' equity:
      Common stock - $02. Par value, authorized 500,000
         shares; issued 301,581 shares                                      6,032              6,032
      Additional paid in capital                                        2,640,001          2,640,001
      Retained earnings                                                   142,956            572,205
      Treasury stock - 40,663 and 41,983 shares                          (202,273)          (209,851)
                                                                      -----------        -----------

               Total shareholders' equity                               2,586,716          3,008,387
                                                                      -----------        -----------

                                                                      $ 3,034,415          3,573,060
                                                                      ===========        ===========








See accompanying notes to financial statements.

                               TNR TECHNICAL, INC.

                            Statements of Operations


                                               Three Months Ended            Nine Months Ended
                                                    April 30,                     April 30,
                                               2000           1999           2000          1999
                                           (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
                                           -----------    -----------    -----------    -----------
Revenues:
     Net sales                             $ 1,961,248      1,623,471      6,155,342      4,452,327
                                           -----------    -----------    -----------    -----------

Cost and expenses:
     Cost of goods sold                      1,452,289      1,160,397      4,508,981      3,218,581
     Selling, general and administrative       321,336        286,550        967,105        824,984
                                           -----------    -----------    -----------    -----------

                                             1,773,625      1,446,947      5,476,086      4,043,565
                                           -----------    -----------    -----------    -----------

              Operating income                 187,623        176,524        679,256        408,762

Non-operating revenue (expense):
     Interest income                            16,718         10,942         46,342         28,680
     Other                                     (15,349)        (3,031)       (15,349)        (8,267)
                                           -----------    -----------    -----------    -----------

              Income before income taxes       188,992        184,435        710,249        429,175

Provision for income taxes                      78,000         73,000        281,000        164,000
                                           -----------    -----------    -----------    -----------

              Net income                       110,992        111,435        429,249        265,175
                                           ===========    ===========    ===========    ===========

Net income per share                              0.43           0.43           1.65           1.01
                                           ===========    ===========    ===========    ===========

Weighted average number of shares
     outstanding                               259,692        261,288        260,300        261,647
                                           ===========    ===========    ===========    ===========



See accompanying notes to financial statements

                               TNR TECHNICAL, INC.

                            Statements of Cash Flows

                                                                                   Nine Months Ended
                                                                                       April 30,
                                                                                   2000          1999
                                                                               (Unaudited)    (Unaudited)
                                                                               -----------    -----------
Cash flows from operating activities:
     Net income                                                                $   429,249        265,175
     Adjustments to reconcile net income to net cash
        provided by operating activities:
           Depreciation and amortization                                            30,135         39,284
           Deferred income taxes                                                   (11,000)        67,000
           Loss on disposition of property and equipment                            14,640           --
           Changes in operating assets and liabilities:
               Sale of short term investments                                         --          217,214
               Purchases of short term investments                                    --          (50,033)
               Accounts receivable                                                 (72,890)       (18,312)
               Deposits                                                                185            144
               Inventories                                                        (436,889)       (79,707)
               Prepaid expenses and other assets                                   (14,072)         7,775
               Accounts payable and accrued expenses                                72,072         80,593
               Income taxes payable                                                 54,000         56,963
                                                                               -----------    -----------

                         Net cash provided by (used in) operating activities        65,430        586,096
                                                                               -----------    -----------

Cash flows from investing activities:
     Proceeds from sale of property and equipment                                    6,000           --
     Purchase of treasury stock                                                     (7,578)        (5,369)
     Purchase of property and equipment                                             (8,113)        (6,281)
                                                                               -----------    -----------

                         Net cash provided by (used in) investing activities        (9,691)       (11,650)
                                                                               -----------    -----------

Cash flows from financing activities:
     Payment of principal on note payable                                           (9,098)        (8,422)
                                                                               -----------    -----------

                         Net cash provided by (used in) financing activities        (9,098)        (8,422)

Increase in cash and cash equivalents                                               46,641        566,024

Cash and cash equivalents - beginning of period                                  1,075,161        597,683
                                                                               -----------    -----------

Cash and cash equivalents - end of period                                        1,121,802      1,163,707
                                                                               ===========    ===========

See accompanying notes to financial statements

                               TNR TECHNICAL, INC.

                          Notes to Financial Statements



(1)      Presentation of Unaudited Financial Statements

         The unaudited financial statements have been prepared in accordance with rules of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. The information furnished, in the opinion of management, reflects all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of April 30, 2000, and results of operations and cash flows for the three and nine month periods ended April 30, 2000 and 1999. The results of operations are not necessarily indicative of results which may be expected for any other interim period, or for the year as a whole.

(2) Sales to Major Customers

         During the nine months ended April 30, 2000 and 1999, no customer accounted for more than 10% of total revenue.

(3) Inventories

         Inventories consist of the following:

                                                                 April 30, 2000
                                                July 31, 1999     (Unaudited)
                                                -------------    --------------

              Finished goods                      $1,031,244        1,438,975
              Purchased parts and materials           30,799           59,957
                                                  ----------       ----------

                                                  $1,062,043        1,498,932
                                                  ==========       ==========

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

Liquidity and Capital Resources

         Working capital amounted to $2,889,465 at April 30, 2000 as compared to $2,430,337 at July 31, 1999. Cash and short term investments amounted to $1,121,802 at April 30, 2000 as compared to $1,075,161 at July 31, 1999. As more fully described under the Company's statements of cash flows in the accompanying financial statements, net cash provided by operating activities for the nine months ended April 30, 2000 and 1999 was $65,430 and $586,096, respectively. For the nine months ended April 30, 1999, cash was provided by operating activities as a result of the Company's net income, sale of short-term investments and increases in income taxes and accounts payable and accrued expenses, partially offset by purchases of short-term investments and increases in inventories and accounts receivable. For the nine months ended April 30, 2000, cash was provided by operating activities as a result of the Company's net income and increases in accounts payable and accrued expenses partially offset by increases in inventories and accounts receivable. During the nine months ended April 30, 2000 and 1999, cash was used in investing activities to acquire additional property and equipment.

         The Company's short term and long term liquidity needs have been satisfied from internal sources including cash from operations and amounts available from the Company's working capital. During the balance of fiscal 2000 and on a long term basis, management expects this trend to continue. There are no material commitments for capital expenditures or any long term credit arrangements as of April 30, 2000.

Results of Operations

         Net sales for the three months ended April 30, 2000 were $1,961,248, an increase of $337,777 or approximately 21% from the comparable period of the prior year. Net sales for the nine months ended April 30, 2000 were $6,155,342, an increase of $1,703,015 or approximately 38% from the comparable period of the prior year. The increases in sales for the three and nine months ended April 30,2000 was primarily due to increases in sales to existing and new customers. During the three months ended April 30, 2000 and April 30, 1999, no customer accounted for more than 10% of total revenues. The Company's gross margin decreased slightly for the three months and nine months ended April 30, 2000 and April 30, 1999 due to differences in the mix of products sold in these periods.

         Operating (selling, general and administrative) expenses when expressed as a percentage of net sales for the three months ended April 30, 2000 was 16.4% as compared to 17.7% for the comparable period of the prior year. Operating (selling, general and administrative) expenses when expressed as a percentage of net sales for the nine months ended April 30, 2000 was 15.7% as compared to 18.5% for the comparable period of the prior year. During the past three years, the Company did not charge its operations with any research and development costs.

         Net income for the three months ended April 30, 2000 was $110,992 as compared to $111,435 for the comparable period of the prior year. Net income for the nine months ended April 30, 2000 was $429,249 as compared to $265,175 for the comparable period of the prior year.

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

                  None.

Item 5.           Other Information:                 None

Item 6.           Exhibits and Reports on Form 8-K:

                  (a)      Exhibits

                           11 Earnings per share - included in the Statements of Operations

                           27 Financial Data Schedule

                  (b) During the quarter ended April 30, 2000, no report on Form 8-K was filed or required to be filed.

                               TNR TECHNICAL, INC.



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              TNR TECHNICAL, INC.
                                    -----------------------------------------
                                                  (Registrant)

Dated: June 12,  2000
                                    By /s/ Jerrold Lazarus
                                    -----------------------------------------
                                    Jerrold Lazarus (Chairman of the Board,
                                    Chief Executive Officer, Chief Accounting
                                    and Financial Officer and Treasurer)