Form 10-K405
period 2000-07-31
TNR TECHNICAL INC
filed 2000-10-18
CIK 723615

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

  {X} ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
          THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                     For the fiscal year ended July 31, 2000

                                       OR

  { } TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

Commission File Number:  0-13011

                               TNR TECHNICAL, INC.
                              --------------------
             (Exact name of Registrant as specified in its charter)

            New York                                   11-2565202
--------------------------------                  ------------------------------
(State of jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                      Identification Number)

301 Central Park Drive
Sanford, Florida                                         32771
--------------------------------                     --------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number,
including area code:                                 (407) 321-3011
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

         As of September 30, 2000, the number of shares held by non-affiliates was approximately 155,000 shares. Due to the limited market for the Company's Common Stock, no value has been attributed to the shares held by non-affiliates.

         The number of shares outstanding of the issuer's Common Stock, as of September 30, 2000 was 259,558.

                                     PART I

Item 1.  Business

General

         TNR Technical, Inc. (the "Company") was incorporated on October 4, 1979 under the laws of the State of New York. The Company designs, assembles and markets primary and secondary batteries to a variety of industrial markets. The Company is an authorized distributor for several major battery manufacturers, which products are distributed nationally by Company. The Company's business is conducted principally at its two facilities in Sanford, Florida and Santa Ana, California.

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

         Sales under industrial and distribution programs accounted for substantially all of the Company's total revenues during the Company's past three fiscal years and no one customer accounted for 10% or more of the Company's total revenues during these years. At July 31, 2000 and 1999, the Company had no significant backlog.

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

Employees

         At September 30, 2000, the Company leases from a non-affiliated party its staff which includes 28 persons. Such staff includes eight salespersons (including two executive officers), six clericals, two warehouse and shipping personnel and twelve factory workers. For a fee which is paid by the Company, the leasing company provides the payroll, including, workmen's compensation, 401(k) plan and health insurance. The Company's agreement with the leasing company can be terminated on short notice at any time by the Company.

Item 2.  Properties

         The Company's principal executive office, sales, distribution and assembly facility is located at 301 Central Park Drive, Sanford, Florida 32771. These facilities, which consist of approximately 8,000 square feet of space, are leased from RKW Holdings Ltd., a Florida Limited Partnership, controlled by Wayne Thaw, an executive officer and director of the Company. The Florida lease provides for a term of ten years with a current monthly rent of $6,482 (including sales taxes) with annual increases of five percent over the preceding year's base rent. The Company is also responsible for the payment of all insurance, property, and other taxes related to the leased facilities. Property taxes estimated at $660 per month, inclusive of sales taxes, are accrued on a monthly basis.

          The Company also leases a sales, distribution and assembly facility at 3400 W. Warner, Suites K, L and M, Santa Ana, CA 92704. These facilities consist of 6,480 square feet of space. The California lease commenced on July 1, 2000 and expires on June 30, 2003, subject to the right of the Company to renew for an additional two-year period. The Company currently pays a base rent of $4,406 per month, which is subject to increase for its share of the landlord's increased operating expenses. The Company owns production equipment consisting primarily of welding, soldering, testing, pneumatic and material handling equipment, and inspection equipment which has been sufficient for its needs to date.

Item 3.  Legal Proceedings

         There are no material legal proceedings to which the Company is a party.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2000.

                                     PART II

Item 5.  Market for Registrant's Securities and Related Stockholder Matters.

         (a)      Principal Market and Stock Prices.

         The Company's Common Stock may be quoted in the over-the-counter market. The high and low sales prices for fiscal 2000 and 1999 of the Common Stock are shown below for the Company's last two fiscal years ended July 31, 2000.

                                         High                Low
                                         ----                ---
Fiscal 2000
-----------

First Quarter                           $ 4.75             $ 4.50
Second Quarter                           12.00               1.00
Third Quarter                            10.00               6.50
Fourth Quarter                            8.25               6.25

Fiscal 1999
-----------

First Quarter                           $ 6.75             $ 5.38
Second Quarter                            6.63               6.00
Third Quarter                             6.13               5.13
Fourth Quarter                            7.50               4.50


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

         The approximate number of holders of record of the Company's Common Stock, as of September 30, 2000 was 762 as supplied by the Company's transfer agent, American Stock Transfer Company, 40 Wall Street, New York, NY 10005.

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

Statement of Operations Summary:
--------------------------------

===================================================================================================================================
                              Year Ended              Year Ended                Year Ended          Year Ended         Year Ended
                              July 31, 2000           July 31, 1999           July 31, 1998       July 31, 1997       July 31, 1996
                              -------------           -------------           -------------       -------------       -------------
-----------------------------------------------------------------------------------------------------------------------------------
Net sales                     $ 8,014,576               $6,126,132           $5,719,806         $4,239,423           $3,792,537
-----------------------------------------------------------------------------------------------------------------------------------
Net income                        440,010                  321,192              295,012             88,701              135,398
-----------------------------------------------------------------------------------------------------------------------------------
Net income per
share                                1.69                     1.23                 1.13                .34                  .52
-----------------------------------------------------------------------------------------------------------------------------------
Cash dividends                        -0-                      -0-                  -0-                -0-                  -0-
===================================================================================================================================

Balance Sheet Data:
------------------

================================================================================================================================
                            July 31, 2000         July 31, 1999         July 31, 1998            July 31, 1997     July 31, 1996
                            -------------         -------------         -------------            -------------     -------------
--------------------------------------------------------------------------------------------------------------------------------
Working capital               $ 2,890,360           $2,430,337           $2,021,076             $1,677,501          $1,569,635
--------------------------------------------------------------------------------------------------------------------------------
Total Assets                    3,663,315            3,034,415            2,488,793              2,265,123           1,997,399
--------------------------------------------------------------------------------------------------------------------------------
Long-term debt (including
capital leases)                       -0-                5,390               17,639                    -0-                 -0-
--------------------------------------------------------------------------------------------------------------------------------
Total Shareholders' equity      3,018,886            2,586,716            2,271,643              1,976,751           1,889,814
================================================================================================================================

Item 7.  Managements Discussion and Analysis of  Financial Condition and Results
                   of Operations.

Liquidity and Capital Resources

         Working capital amounted to $2,890,360 at July 31, 2000 as compared to $2,430,337 at July 31, 1999. Cash and short-term investments amounted to $1,574,611 at July 31, 2000 as compared to $1,075,161 at July 31, 1999. As more fully described in the "Statements of Cash Flows" included in the Company's financial statements elsewhere herein, net cash provided by operating activities for the fiscal years ended July 31, 2000, July 31, 1999 and July 31, 1998 were $540,389, $511,298 and $152,675, respectively.

           During the last three years, the Company's net income contributed to cash flows from operating activities. In 2000, net cash was provided from operating activities. The Company's net income and an increase in accounts payable and accrued expenses and income taxes payable contributed to such cash flow partially offset by an increase in inventories. In 1999, net cash was provided from operating activities. The Company's net income, sales of short-term investments and an increase in accounts payable and accrued expenses contributed to such cash flow partially offset by increases to accounts receivables and inventories. In 1998, net cash was provided from operating activities partially offset by changes in operating assets and liabilities including, without limitation, net purchases of short-term investments and a decrease in accounts payable and accrued expenses. In 2000, 1999 and 1998, net cash was used in investing activities to purchase property and equipment.

         During the past three years, the Company's liquidity needs have been satisfied from internal sources including cash from operations and amounts available from the Company's working capital. During fiscal 2001, Management expects this trend to continue. There are no material commitments for capital expenditures or any long-term credit arrangements as of July 31, 2000.

Results of Operations

         Sales for 2000 increased by $1,888,444 or approximately 31% as compared to fiscal 1999. Sales for 1999 increased by $406,326 or approximately 7% as compared to fiscal 1998. The sales increases were due to increased demand for the Company's products from the Company's existing client base and from new customers including customers derived from the Company's expansion of its operations into California. During the past three years, no customer accounted for more than 10% of revenues. The Company's gross margin fluctuated slightly over the past three years primarily due to changes in product mix and a concerted effort by management to increase and maintain overall targeted profit margins.

         Operating (selling, general and administrative) expenses increased during the past three years substantially due to increases in rent, insurance, administrative salaries and depreciation resulting primarily from increased sales activity over this period. Operating expenses when expressed as a percentage of net sales were 17.3%, 19.0% and 19.5% for fiscal 2000, fiscal 1999 and fiscal 1998, respectively. During the past three years, the Company did not charge its operations with any research and development costs.

         Net income for fiscal 2000 was $440,010 as compared to $321,192 for fiscal 1999 as compared to $295,012 for fiscal 1998. Net income per share for fiscal 2000, fiscal 1999 and fiscal 1998 was $1.69, $1.23 and $1.13, respectively.

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

Year 2000 Issue

         Many existing computer programs used only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the recent change in the century. If not corrected, many computer applications have failed or created erroneous results by or at the year 2000. The Company purchased new computers which are year 2000 compliant and upgraded its remaining equipment to correct the problem at a cost of approximately $20,000. The Company's operations were not materially impacted by the year 2000 issue.

Item 8.  Financial Statements and Supplementary Data.

         The information required by Item 8, and an index thereto, appears at pages F-1 through F-15 (inclusive) of this Report, which pages follow Item 9.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. None.

                               TNR TECHNICAL, INC.

                              Financial Statements

                             July 31, 2000 and 1999

                   (With Independent Auditors' Report Thereon)

                               TNR TECHNICAL, INC.

                          Index to Financial Statements

Independent Auditors' Report...........................................................................F-1

Financial Statements:

        Balance Sheets - July 31, 2000 and 1999........................................................F-2

        Statements of Operations - Three years ended July 31, 2000.....................................F-4

        Statements of Shareholders' Equity - Three years ended July 31, 2000...........................F-5

        Statements of Cash Flows - Three years ended July 31, 2000.....................................F-8

Notes to Financial Statements

                          Independent Auditors' Report

The Shareholders and Board of Directors
TNR Technical, Inc.:

We have audited the accompanying balance sheets of TNR Technical, Inc. as of July 31, 2000 and 1999, and the related statements of operations, shareholders' equity and cash flows for the three years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TNR Technical, Inc. as of July 31, 2000 and 1999 and the results of its operations and its cash flows for the three years then ended in conformity with generally accepted accounting principles.

                                           PARKS, TSCHOPP, WHITCOMB & ORR


September 1, 2000
Maitland, Florida

                               TNR TECHNICAL, INC.

                                 Balance Sheets

                             July 31, 2000 and 1999

                                     Assets

                                                                                           2000                  1999
                                                                                    -------------------    ------------------

Current assets:
     Cash and cash equivalents                                                             $ 1,574,611             1,075,161
     Accounts receivable - trade, less allowance for doubtful
         accounts of $33,018 in 2000 and $34,529 in 1999                                       662,121               693,032
     Inventories (note 2)                                                                    1,239,665             1,062,043
     Prepaid expenses and other current assets                                                  10,392                 7,410
     Deferred income taxes (note 6)                                                             48,000                35,000
                                                                                    -------------------    ------------------

               Total current assets                                                          3,534,789             2,872,646

Property and equipment, at cost, net of accumulated
   depreciation and amortization (notes 3 and 4)                                               108,894               148,157

Other assets:
     Deposits                                                                                   19,632                13,612
                                                                                    -------------------    ------------------

                                                                                           $ 3,663,315             3,034,415
                                                                                    ===================    ==================



See accompanying notes to financial statements.

                               TNR TECHNICAL, INC.

                                 Balance Sheets

                             July 31, 2000 and 1999

                      Liabilities and Shareholders' Equity

                                                                                             2000                1999
                                                                                    -------------------    ------------------
Current liabilities:
     Accounts payable                                                                      $   183,949               211,346
     Accrued expenses                                                                          320,090               108,714
     Income taxes payable                                                                      135,000               110,000
     Current installments of note payable (note 4)                                               5,390                12,249
                                                                                    -------------------    ------------------

               Total current liabilities                                                       644,429               442,309
                                                                                    -------------------    ------------------

Note payable, excluding current installments (note 4)                                                -                 5,390
                                                                                    -------------------    ------------------

               Total liabilities                                                               644,429               447,699
                                                                                    -------------------    ------------------

Commitment (note 7)

Shareholders' equity:
     Common stock - $.02 par value, authorized 500,000
        shares; issued and outstanding 301,581 shares (note 5)                                   6,032                 6,032
     Additional paid in capital                                                              2,640,001             2,640,001
     Retained earnings                                                                         582,966               142,956
                                                                                    -------------------    ------------------

                                                                                             3,228,999             2,788,989
     Less cost of treasury stock - 42,023 and 40,663
        shares in 2000 and 1999, respectively                                                 (210,113)             (202,273)
                                                                                    -------------------    ------------------

               Total shareholders' equity                                                    3,018,886             2,586,716
                                                                                    -------------------    ------------------

                                                                                           $ 3,663,315             3,034,415
                                                                                    ===================    ==================



See accompanying notes to financial statements.

                               TNR TECHNICAL, INC.

                            Statements of Operations

                    Years ended July 31, 2000, 1999 and 1998

                                                                      2000                    1999                    1998
                                                                ------------------      ------------------     -------------------

Revenues:
     Net sales (note 8)                                               $ 8,014,576               6,126,132               5,719,806
                                                                ------------------      ------------------     -------------------

Cost and expenses:
     Cost of goods sold                                                 5,952,933               4,473,826               4,213,673
     Selling, general and administrative (note 9)                       1,385,526               1,164,100               1,114,194
                                                                ------------------      ------------------     -------------------

                                                                        7,338,459               5,637,926               5,327,867
                                                                ------------------      ------------------     -------------------

               Operating income                                           676,117                 488,206                 391,939

Non-operating revenue (expense):
     Interest income                                                       66,620                  33,609                  22,763
     Other, net                                                           (11,727)                      -                       -
                                                                ------------------      ------------------     -------------------

               Income before income taxes                                 731,010                 521,815                 414,702

Income tax expense (note 6)                                               291,000                 200,623                 119,690
                                                                ------------------      ------------------     -------------------

               Net income                                             $   440,010                 321,192                 295,012
                                                                ==================      ==================     ===================

Net income per share                                                       $ 1.69                    1.23                    1.13
                                                                ==================      ==================     ===================

Weighted average number of shares                                         260,135                 261,480                 261,973
                                                                ==================      ==================     ===================



See accompanying notes to financial statements

                               TNR TECHNICAL, INC.

                       Statements of Shareholders' Equity

                    Years ended July 31, 2000, 1999 and 1998

                                                                           Additional
                                             Common Stock                    Paid-in            Retained            Treasury
                                      Shares              Amount             Capital            Earnings             Stock
                                 -----------------   -----------------   ----------------   -----------------   -----------------

Balances, July 31, 1997                   301,581             $ 6,032          2,640,001            (473,248)           (196,034)

Net income                                      -                   -                  -             295,012                   -

Purchase of Company
   stock                                        -                   -                  -                   -                (120)
                                 -----------------   -----------------   ----------------   -----------------   -----------------

Balances, July 31, 1998                   301,581               6,032          2,640,001            (178,236)           (196,154)

Net income                                      -                   -                  -             321,192                   -

Purchase of Company
   stock                                        -                   -                  -                   -              (6,119)
                                 -----------------   -----------------   ----------------   -----------------   -----------------

Balances, July 31, 1999                   301,581               6,032          2,640,001             142,956            (202,273)
                                 =================   =================   ================   =================   =================

Net income                                      -                   -                  -             440,010                   -

Purchase of Company
   stock                                        -                   -                  -                   -              (7,840)
                                 -----------------   -----------------   ----------------   -----------------   -----------------

Balances, July 31, 2000                   301,581             $ 6,032          2,640,001             582,966            (210,113)
                                 =================   =================   ================   =================   =================



See accompanying notes to financial statements.

                               TNR TECHNICAL, INC.

                            Statements of Cash Flows

                    Years ended July 31, 2000, 1999 and 1998



                                                                                2000               1999                1998
                                                                          -----------------  -----------------   -----------------

Cash flows from operating activities:
   Net income                                                                    $ 440,010            321,192             295,012
   Adjustments to reconcile net income to net cash
      provided by operations:
         Deferred income taxes                                                     (13,000)            57,000              87,000
         Depreciation and amortization                                              37,186             53,567              49,780
         Unrealized gain on short term investments                                       -                  -                (860)
         Provision for doubtful accounts                                             8,400             18,400               8,400
         Loss on disposition of fixed assets                                        22,927                  -                   -
         Changes in operating assets and liabilities:
           Purchases of short term investments                                           -                  -            (251,667)
           Sales of short term investments                                               -            167,181             113,378
           Accounts receivable                                                      22,511           (111,928)            (32,965)
           Inventories                                                            (177,622)          (247,438)            (32,216)
           Prepaid expenses and other assets                                        (2,982)            11,204              15,103
           Accounts payable and accrued expenses                                   183,979            155,876            (124,188)
           Deposits                                                                 (6,020)               233                 549
           Income taxes receivable/payable                                          25,000             86,011              25,349
                                                                          -----------------  -----------------   -----------------

             Net cash provided by operating activities                             540,389            511,298             152,675
                                                                          -----------------  -----------------   -----------------

Cash flows from investing activities:

     Purchase of property and equipment                                            (20,850)           (16,363)           (112,285)
                                                                          -----------------  -----------------   -----------------

             Net cash used in investing activities                                 (20,850)           (16,363)           (112,285)
                                                                          -----------------  -----------------   -----------------



See accompanying notes to financial statements

                               TNR TECHNICAL, INC.

                            Statements of Cash Flows

                    Years ended July 31, 2000, 1999 and 1998


                                                                                2000               1999                1998
                                                                          -----------------  -----------------   -----------------

Cash flows from financing activities:
         Purchase of treasury stock                                             $   (7,840)            (6,119)               (120)
         Proceeds from issuance of note payable                                          -                  -              35,198
         Principal payments on note payable                                        (12,249)           (11,338)             (6,221)
                                                                          --------------------------------------------------------

             Net cash provided by (used in)
                financing activities                                               (20,089)           (17,457)             28,857
                                                                          --------------------------------------------------------

             Increase in cash and cash equivalents                                 499,450            477,478              69,247

Cash and cash equivalents - beginning of year                                    1,075,161            597,683             528,436
                                                                          --------------------------------------------------------

Cash and cash equivalents - end of year                                         $1,574,611          1,075,161             597,683
                                                                          ========================================================

Supplemental disclosures of cash flow information:
         Cash paid during the year for interest                                 $      938              1,849               1,914
                                                                          ========================================================

         Cash paid during the year for income taxes                             $  279,000             57,612               7,341
                                                                          ========================================================



See accompanying notes to financial statements

                               TNR TECHNICAL, INC.

                          Notes to Financial Statements

                             July 31, 2000 and 1999

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

(f)      Advertising Costs

         Advertising expenditures relating to product distribution and marketing efforts consisting primarily of product presentation material, catalog preparation, printing and postage expenses are expensed as incurred.

                               TNR TECHNICAL, INC.

                          Notes to Financial Statements

                             July 31, 2000 and 1999

(1)      Summary of Significant Policies - Continued

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

(h)      Financial Instruments Fair Value, Concentration of Business and Credit
         Risks

         The carrying amount reported in the balance sheet for cash, accounts receivable, accounts payable and accrued expenses approximates fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount reported in the accompanying balance sheet for note payable approximates fair value because the actual interest rate does not significantly differ from current rates offered for instruments with similar characteristics. Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade accounts receivable which amount to approximately $700,000 and money market funds amounting to approximately $1,200,000. The Company performs periodic credit evaluations of its trade customers and generally does not require collateral. The Company maintains its cash balances at certain financial institutions in which balances are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company's uninsured balances amount to approximately $1,100,000 and $850,000 at July 31, 2000 and 1999, respectively.

(i)      Stock-Based Compensation

         In October 1995, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) which sets forth accounting and disclosure requirements for stock-based compensation arrangements. The new statement encourages but does not require, companies to measure stock-based compensation using a fair value method, rather than the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 ("APB no. 25".) The Company has adopted disclosure requirements of SFAS 123 and has elected to continue to record stock-based compensation expense using the intrinsic value approach prescribed by APB

                               TNR TECHNICAL, INC.

                          Notes to Financial Statements

                             July 31, 2000 and 1999

(1)      Summary of Significant Policies - Continued

         (i)      Stock-Based Compensation - Continued

                  No. 25. Accordingly, the Company computes compensation cost for each employee stock option granted as the amount by which the quoted market price of the Company's common stock on the date of grant exceeds the amount the employee must pay to acquire the stock. The amount of compensation cost, if any, will be charged to operations over the vesting period. SFAS 123 requires companies electing to continue using the intrinsic value method to make certain pro forma disclosures (see note 5).

         (j) Income Taxes

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

         (m)      Reclassifications

                  Certain amounts from 1999 and 1998 have been reclassified to conform with the 2000 presentation.

                               TNR TECHNICAL, INC.

                          Notes to Financial Statements

                             July 31, 2000 and 1999

(2)      Inventories

         Inventories consist of the following:

                                                                                2000                  1999
                                                                                ----                  ----

              Finished goods                                                $ 1,196,277             1,031,244

              Work-in-process                                                    43,388                30,799
                                                                            -----------             ---------

                                                                            $ 1,239,665             1,062,043
                                                                            ===========             =========

(3)      Property and Equipment
Property and equipment consists of the following:

                                                                                2000                   1999
                                                                                ----                   ----

              Machinery and equipment                                         $ 206,317               282,905
              Leasehold improvements                                             20,347                27,457
                                                                              ---------               -------
                                                                                226,664               310,362
              Less accumulated depreciation and amortization                    117,770               162,205
                                                                              ---------               -------

                                                                              $ 108,894               148,157
                                                                              =========               =======

(4)      Note Payable

         Note payable consists of an obligation payable in monthly installments of $1,099 including interest at 7.75% expiring December 2000. The note is secured by vehicles.

(5)      Stock Option Plans

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

                                                                     (Continued)

                               TNR TECHNICAL, INC.

                          Notes to Financial Statements

                             July 31, 2000 and 1999

(5)      Stock Option Plans (Continued)

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

         The 1998 Incentive and Non-Qualified Stock Option Plan, (the "1998 Plan"), was approved by the Board of Directors effective December 15, 1998 subject to stockholder approval within 12 months. The 1998 Plan covers 30,000 shares of Common Stock, subject to adjustment of shares under the anti-dilution provisions of the 1998 Plan. The 1998 Plan authorizes the issuance of the options covered thereby as either "Incentive Stock Options" within the meaning of the Internal Revenue Code of 1986, as amended, or as "Non-Statutory Stock Options." Persons eligible to receive options under the 1998 Plan includes employees, directors, officers, consultants or advisors, provided that bona fide services shall be rendered by consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital raising transaction; however, only employees (who may also be officers and/or directors) are eligible to receive an Incentive Stock Option. The 1998 Plan also provides that no options may be granted after December 15, 2008. Except for the foregoing, the 1998 Plan is identical to the 1992 Plan. As of July 31, 2000, no options have been granted under the 1998 Plan.

         The Company continues to account for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 under which no compensation cost for stock options is recognized for stock option awards granted at or above fair market value.

         Had compensation expense been determined based upon fair values at the grant date for the award of options as described herein in accordance with SFAS No. 123, "Accounting for Stock-Base Compensation," the Company's net earnings and earnings per share would not be materially changed from the amounts as reported in the accompanying financial statements.

         Accordingly, management has not presented the pro forma effects of the application of SFAS No. 123 herein with respect to net earnings and earnings per share for the years ended July 31, 2000, 1999 and 1998.

                                                                     (Continued)

                               TNR TECHNICAL, INC.

                          Notes to Financial Statements

                             July 31, 2000 and 1999

(6)      Income Taxes

         The income tax provision for the years ended July 31, 2000, 1999 and 1998 consists of the following:

                                                                  2000                   1999                  1998
                                                                  ----                   ----                  ----

          Current:
               Federal                                          $ 246,000               128,623                   -
               State                                               58,000                15,000                20,000
                                                                ---------               -------               -------

                                                                  304,000               143,623                20,000
                                                                ---------               -------               -------



          Deferred:
               Federal                                            (11,000)               51,000                98,500
               State                                              ( 2,000)                6,000                 1,190
                                                                ---------               -------               -------

                                                                  (13,000)               57,000                99,690
                                                                ---------               -------               -------

                   Total                                        $ 291,000               200,623               119,690
                                                                =========               =======               =======

         Income tax expense attributable to income before income tax differed from the amount computed by applying the U.S. Federal income tax rate of 34% to income from operations before income taxes as a result of the following:

                                                                   2000                   1999                  1998
                                                                   ----                   ----                  ----


Computed "expected" tax expense                                 $ 249,000               178,000               140,000
Increase (reduction) in income tax expense
    resulting from:
       State income taxes, net of federal
          income tax benefit                                       37,000                24,000                14,000
       Adjustment to deferred tax assets to
          reflect current effective tax rates
          and other                                               5,000                  (1,377)              (34,310)
                                                                ---------               -------                -------

                                                                $ 291,000               200,623               119,690
                                                                =========               =======               =======

                                                                                                          (Continued)

                               TNR TECHNICAL, INC.

                          Notes to Financial Statements

                             July 31, 2000 and 1999

(6)      Income Taxes - Continued

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at July 31, 2000 and 1999 are presented below:

                                                                                        2000                    1999
                                                                                        ----                    ----

Deferred tax assets:
   Inventories, principally due to additional costs
     inventoried for tax purposes                                                     $ 37,000                 25,000
   Accounts receivable, due to allowance for
     uncollectible accounts                                                             11,000                 10,000
                                                                                      --------                 ------
                                                                                        48,000                 35,000
Less valuation allowance                                                                    -                      -
                                                                                      --------                 ------

          Total                                                                       $ 48,000                 35,000
                                                                                      ========                 ======

Deferred taxes are presented in the accompanying balance sheets as:

                                                                                      2000                   1999
                                                                                      ----                   ----


           Current deferred tax assets                                                $ 48,000                 35,000
           Noncurrent deferred tax assets                                                   -                      -
                                                                                      --------                 ------

                                                                                      $ 48,000                 35,000
                                                                                      ========                 ======

         In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. Management considers the projected future taxable income and tax planning strategies in making this assessment. The Company believes that future earnings in addition to the amount of the taxable differences which will reverse in future periods, will be sufficient to offset recorded deferred tax assets and, accordingly, a valuation allowance is not considered necessary at July 31, 2000 and 1999.

                               TNR TECHNICAL, INC.

                          Notes to Financial Statements

                             July 31, 2000 and 1999

(7)      Lease Commitments

         Commencing in June 1996, the Company entered into an agreement to lease its Florida office, warehouse and distribution facilities from a partnership controlled by an executive officer, shareholder and director of TNR. The lease agreement provides payment of real estate taxes and insurance and extends for a term of ten years. The Company also leases warehouse and distribution facilities in California from an unrelated party under a three-year operating lease agreement. Future minimum rental payments associated with these operating lease obligations are indicated below:

                  Year Ending July 31,

                          2001                           $ 126,346
                          2002                             131,777
                          2003                             133,232
                          2004                              85,960
                          2005                              91,117
                       Thereafter                           74,526
                                                         ---------

                                                         $ 642,958
                                                         =========

         Total lease and rental expense amounted to $111,330, $95,953 and $93,732 in 2000, 1999 and 1998, respectively. In 2000, 1999 and 1998 lease expense associated with related parties amounted approximately to $81,000, $78,000 and $78,000, respectively.

(8)      Sales to Major Customers

         During the years ended July 31, 2000, 1999 and 1998 no customer accounted for more than 10% of total revenues.

(9)      Supplementary Information

                                                2000        1999        1998
                                                ----        ----        ----

         Advertising costs                     $29,184     54,390     64,654
         Provision for doubtful accounts       $ 8,400     18,400      8,400

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

                                                Term            First
                                                of              Became               Principal
Name                              Age           Office          Director             Occupation
----                              ---           ------          --------             ----------

Jerrold Lazarus                   68             (1)              1987               Chairman of the
                                                                                     Board and Chief
                                                                                     Executive Officer


Norman L. Thaw                    67             (1)              1979               President of
                                                                                     Stride Rite
                                                                                     Stables, Inc.,
                                                                                     Private Investor

Wayne Thaw                        43             (1)              1983               President and
                                                                                     Chief Operating
                                                                                     Officer

Kathie Thaw                       45             (1)              1996               Vice-President

Mitchell Thaw                     44             (1)              1998               Professional
                                                                                     Equity Trader

Patrick Hoscoe                    37             (1)              1998               Vice President and
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

         Jerrold Lazarus has been a full time employee of the Company since October 1987 and has served as an Executive Officer of the Company since 1987. Mr. Lazarus is currently scheduled to retire from the Company in January 2001; however, he intends to remain on the Company's Board of Directors.

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

         Mitchell Thaw has been director of the Company since December 1998. Since May 2000, he has been acting as a professional trader for his own account. From April 1999 through May 2000, Mr. Thaw served as a Director of Institutional Options at Schroder & Co., Inc. From 1988 through April 1998, Mr. Thaw was an executive for UBS Securities. Between April 1998 and March 1999, Mr. Thaw was not associated with any firms and was temporarily retired.

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

Family Relationships

         Norman L. Thaw is the father of Wayne Thaw and Mitchell Thaw. Wayne Thaw and Kathie Thaw are married.

Item 11. Compensation of Directors and Executive Officers.

         The following table provides a summary compensation table with respect to the compensation of the Company's Chief Executive Officer and President for the past three fiscal years. No other executive officer in fiscal 2000 had salaries and bonuses of at least $100,000. During the past three fiscal years, the Company has not granted restricted stock awards or stock appreciation rights. In addition, the Company does not have a defined benefit or actuarial plan.

                           SUMMARY COMPENSATION TABLE

===================================================================================================================================

                                                                          Long Term Compensation
-----------------------------------------------------------------------------------------------------------------------------------

                                       Annual Compensation                          Awards                      Payouts
-----------------------------------------------------------------------------------------------------------------------------------

           (a)                 (b)     (C)        (d)            (e)            (f)         (g)            (h)           (i)
                                                                 Other                                                    All
          Name                                                  Annual    Restricted                                  Other Compen-
           and                                                  Compen-        Stock       Number          LTIP         sation
        Principal                                               sation        Award(s)       of           Payouts        ($)
        Position              Year  Salary ($)   Bonus ($)      ($)(1)           ($)       Options          ($)

-----------------------------------------------------------------------------------------------------------------------------------

                             2000     75,400    27,900        75,400 (2)           0           0              0             0
Jerrold Lazarus
CEO, Chairman of the Board
                           --------------------------------------------------------------------------------------------------------

                             1999     75,400    18,000            0              0         2,000            0             0
                           --------------------------------------------------------------------------------------------------------

                             1998     75,690     7,200            0              0           0              0             0
-----------------------------------------------------------------------------------------------------------------------------------

                             2000    112,288    38,400            0              0           0              0             0
Wayne Thaw,
       President
                           --------------------------------------------------------------------------------------------------------

                             1999    107,042    17,000            0              0         3,000            0             0
                           --------------------------------------------------------------------------------------------------------

                             1998    104,500     9,503            0              0           0              0             0
-----------------------------------------------------------------------------------------------------------------------------------

---------------
(1) Does not include the value of a leased or company owned automobile provided to each officer for business purposes.

(2) Includes a retirement accrual of $75,400 to be paid at Mr. Lazarus' retirement in January 2001.

         The Company has no employment contracts with its executive officers. Jerrold Lazarus and Wayne Thaw are currently receiving a monthly salary of $6,283 and $9,518, respectively. Directors do not presently receive compensation for serving on the Board or on its committees. Depending on the number of meetings and the time required for the Company's operations, the Company may decide to compensate its directors in the future.

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

Stock Option Plans

         The 1992 Plan

         The 1992 Incentive and Non-Qualified Stock Option Plan, (the "1992 Plan"), was approved by the Board of Directors on November 17, 1992 and ratified by stockholders on January 29, 1993. The 1992 Plan covers 60,000 shares of Common Stock, subject to adjustment of shares under the anti-dilution provisions of the 1992 Plan. The 1992 Plan authorizes the issuance of the options covered thereby as either "Incentive Stock Options" within the meaning of the Internal Revenue Code of 1986, as amended, or as "Non-Statutory Stock Options." Persons eligible to receive options under the 1992 Plan includes employees, directors, officers, consultants or advisors, provided that bona fide services shall be rendered by consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital raising transaction; however, only employees (who may also be officers and/or directors) are eligible to receive an Incentive Stock Option. The 1992 Plan also provides that no options may be granted after November 16, 2002. In December 1996, the Company has granted ten year non-statutory options to purchase 30,000 shares at an exercise price of $3.25 per share to Wayne Thaw (10,000 shares), Jerrold Lazarus (10,000 shares) and Kathie Thaw (10,000 shares). In December 1998, the Company granted ten year non-statutory stock options to purchase 7,000 shares at an exercise price of $5.00 per share to Jerrold Lazarus (2,000 shares), Wayne Thaw (3,000 shares) and Patrick Hoscoe (2,000 shares). No additional options have been granted by the Board of Directors since December 1998.

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

         The 1998 Plan

         The 1998 Incentive and Non-Qualified Stock Option Plan, (the "1998 Plan"), was approved by the Board of Directors effective December 15, 1998 subject to stockholder approval within 12 months. The 1998 Plan covers 30,000 shares of Common Stock, subject to adjustment of shares under the anti-dilution provisions of the 1998 Plan. The 1998 Plan authorizes the issuance of the options covered thereby as either "Incentive Stock Options" within the meaning of the Internal Revenue Code of 1986, as amended, or as "Non-Statutory Stock Options." Persons eligible to receive options under the 1998 Plan includes employees, directors, officers, consultants or advisors, provided that bona fide services shall be rendered by consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital raising transaction; however, only employees (who may also be officers and/or directors) are eligible to receive an Incentive Stock Option. The 1998 Plan also provides that no options may be granted after December 15, 2008. Except for the foregoing, the 1998 Plan is identical to the 1992 Plan. As of September 30, 2000, no options have been granted under the 1998 Plan.

                               OPTION GRANTS TABLE

         The information provided in the table below provides information with respect to individual grants of stock options during fiscal 2000 of each of the executive officers named in the summary compensation table above. The Company did not grant any stock appreciation rights during 2000.

                        Option Grants in Last Fiscal Year

===============================================================================================================================

                                                                                                        Potential
                                                                                                   Realizable Value at
                                                                                                      Assumed Annual
                                    Individual Grants                                              Rates of Stock Price
                                                                                                       Appreciation
                                                                                                   for Option Term (2)
------------------------------------------- ------------------- --------------------------------------------- -----------------

               (a)             (b)                  (C)                (d)           (e)          (f)               (g)
                                                   % of
                                                  Total
                                                 Options/
                                                Granted to
                             Options            Employees            Exercise      Expira-
                             Granted            in Fiscal             Price          tion
              Name             (#)               Year (1)             ($/Sh)         Date        5% ($)           10% ($)
------------------------------------------- ------------------- --------------------------------------------- -----------------

Wayne Thaw                       0                   0                  N/A           N/A          N/A               N/A
------------------------------------------- ------------------- --------------------------------------------- -----------------

Jerrold Lazarus                  0                   0                  N/A           N/A          N/A               N/A
------------------------------------------- ------------------- --------------------------------------------- -----------------

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

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FY-END OPTION VALUES

         The information provided in the table below provides information with respect to each exercise of stock option during fiscal 2000 by each of the executive officers named in the summary compensation table and the fiscal year end value of unexercised options.

=========================================================================================================
           (a)                 (b)         (c)                 (d)                      (e)

                                                                                      Value of

                                                            Number of               Unexercised

                             Shares                        Unexercised              In-the-Money
                           Acquired on                        Options at              Options
                          Exercise (#)     Value            FY-End (#)              at Fy-End($)
                                          Realized         Exercisable/             Exercisable/
          Name                             ($)(1)          Unexercisable          Unexercisable(1)
---------------------------------------------------------------------------------------------------------
Wayne Thaw                     -0-          -0-              13,000/0                 33,750 / 0
---------------------------------------------------------------------------------------------------------
Jerrold Lazarus                -0-          -0-              12,000/0                 32,500 / 0
---------------------------------------------------------------------------------------------------------

-------------------
(1) The aggregate dollar values in column (C) and (e) are calculated by determining the difference between the fair market value of the Common Stock underlying the options and the exercise price of the options at exercise or fiscal year end, respectively. In calculating the dollar value realized upon exercise, the value of any payment of the exercise price is not included. Fiscal year end value based upon a market price of $6.25 per share determined as of the close of business on July 25, 2000, the last trade before July 31, 2000.

Report of the Board of Directors on Executive Compensation

         During fiscal 2000, the entire Board which consists of Norman Thaw, Jerrold Lazarus, Wayne Thaw, Kathie Thaw , Mitchell Thaw and Patrick Hoscoe, held primary responsibility for determining executive compensation levels. The goals of the Company's compensation program is to align compensation with business objectives and performance and to enable the Company to attract, retain and reward executive officers and other key employees who contribute to the long-term success of the Company. The Company has provided on a prospective basis annual incentive opportunity to several of its key employees sufficient to provide motivation to achieve specific operating goals. The foregoing report has been approved by all members of the board of directors.

                                    Jerrold Lazarus-Chairman
                                    Norman Thaw
                                    Wayne Thaw
                                    Kathie Thaw
                                    Mitchell Thaw
                                    Patrick Hoscoe

Compensation Committee Interlocks and Insider Participation

         During fiscal 2000, Jerrold Lazarus, Wayne Thaw, Kathie Thaw and Patrick Hoscoe, executive officers of the Company, were involved in determining executive officer compensation levels as members of the Board of Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         As of September 30, 2000, the Company had outstanding 259,558 shares of Common Stock. The only persons of record who presently hold or are known to own (or believed by the Company to own) beneficially more than 5% of the outstanding shares of such class of stock is listed below. The following table also sets forth certain information as to holdings of the Company's Common Stock of all officers and directors individually, and all officers and directors as a group. (The shares shown in the table below for Norman Thaw and his sons, Wayne Thaw and Mitchell Thaw are not beneficially owned by each other and are listed separately).

=========================================================================================================


                                       Name and Address of             Number of         Approximate
Title of Class                          Beneficial Owner (1)            Shares             Percent
---------------------------------------------------------------------------------------------------------
Common Stock                 Wayne Thaw (3)(8)                        64,592              23.8
---------------------------------------------------------------------------------------------------------
Common Stock                 Norman L. Thaw (2)(8)                    55,228              21.3
---------------------------------------------------------------------------------------------------------
Common Stock                 Jerrold Lazarus (5)                      12,691               4.7
---------------------------------------------------------------------------------------------------------
Common Stock                 Kathie Thaw (4)(8)                       10,000               3.7
---------------------------------------------------------------------------------------------------------
Common Stock                 Patrick Hoscoe (6)                        2,000                 *
---------------------------------------------------------------------------------------------------------
Common Stock                 Mitchell A. Thaw (8)                     21,525               8.3
---------------------------------------------------------------------------------------------------------
Common Stock                 All Directors and
                             Officers as a group
                             (six persons) (7)                       166,036              56.0
---------------------------------------------------------------------------------------------------------

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

Item 13. Certain Relationships and Related Transactions.

         See Item 2 regarding the description of lease between the Company and a RKW Holding Ltd. ("RKW"), a Florida Limited Partnership, controlled by Wayne Thaw. In fiscal 2000 and 1999, $74,690 and $71,133, respectively, were paid by the Company to RKW, which amount is expected to increase by approximately 5% for fiscal 2001.

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

                  3(A)    By-Laws. (1)

                  3(B) February 1992 Certificate of Amendment to Certificate of Incorporation (2)

                  10 Lease Agreement dated January 17, 1996 by and between RKW Holding Ltd. and the Registrant (3)

                  11      Earnings per share.  See Financial Statements

                  27      Selected Financial Data*

                  99      1998 Incentive and Non-Statutory Stock Option Plan (4)
-----------
* Filed herewith

(1) Exhibits 3 and 3(A) are incorporated by reference from Registration No. 2-85110 which were filed in a Registration Statement on Form S-18.

(2) Incorporated by reference to Form 10-K for the fiscal year ended July 31, 1992.

(3) Incorporated by reference to Form 10-K for the fiscal year ended July 31, 1996.

(4) Incorporated by reference to Form 10-K for the fiscal year ended July 31, 1999.

         (b)       Reports on Form 8-K.

                   No Reports on Form 8-K were filed or required to be filed during the quarter ended July 31, 2000.

                                   SIGNATURES

         Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               TNR TECHNICAL, INC.

                               By:/s/ Jerrold Lazarus
                                  --------------------------------------------
                                   Jerrold Lazarus, Chief Executive Officer


Dated:  Sanford, Florida
        October 12, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures                           Title                                 Date
----------                           -----                                 ----

/s/ Norman L. Thaw                  Director                           October 12, 2000
----------------------
    Norman L. Thaw

/s/ Wayne Thaw                      President, Chief                   October 12, 2000
-----------------------             Operating
    Wayne Thaw                      Officer and
                                    Director

/s/ Jerrold Lazarus                 Chairman of the                    October 12, 2000
-----------------------             Board, Chief
    Jerrold Lazarus                 Executive Officer
                                    Chief Financial
                                    and Accounting
                                    Officer, Treasurer
                                    and Secretary

/s/ Kathie Thaw                     Vice President                     October 12,  2000
-----------------------             and Director
    Kathie Thaw

/s/ Mitchell Thaw                   Director                           October 12, 2000
-----------------------
    Mitchell Thaw

/s/ Patrick Hoscoe                  Vice President                     October 12, 2000
--------------------                and Director
    Patrick Hoscoe

Norman Thaw, Kathie Thaw, Wayne Thaw, Mitchell Thaw, Patrick Hoscoe and Jerrold Lazarus represent all the members of the Board of Directors.