Form 10-Q
period 2000-10-31
TNR TECHNICAL INC
filed 2000-12-15
CIK 723615

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended October 31, 2000

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

Commission File Number:  0-13011

                               TNR TECHNICAL, INC.
        -----------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          New York                                        11-2565202
------------------------------------      -------------------------------------
(State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)

301 Central Park Drive
Sanford, Florida                                                          32771
-----------------------------------------------------            --------------
(Address of principal executive offices)                            (Zip  Code)

Registrant's telephone number,                                   (407) 321-3011
including area code:                                             --------------


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

                                                    Yes  x .   No ___.
                                                        ---


259,283 Common Shares, $.02 par value were issued and outstanding at October 31, 2000.

                               TNR TECHNICAL, INC.

                                      Index




PART 1. FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Balance Sheets
                           October 31, 2000 (Unaudited)
                           and July 31, 2000                                   1

                  Statements of Operations
                           Three months ended
                           October 31, 2000 (Unaudited) and
                           October 31, 1999 (Unaudited)                        2

                  Statements of Cash Flows
                           Three months ended
                           October 31, 2000 (Unaudited) and
                           October 31, 1999 (Unaudited)                        3

                  Notes to Financial Statements (Unaudited)                    4

         Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations              5

PART II. OTHER INFORMATION                                                     7

SIGNATURES                                                                     8

                               TNR TECHNICAL, INC.

                                 Balance Sheets

                                     Assets
                                     ------

                                                                                           October 31, 2000
                                                                      July 31, 2000          (Unaudited)
                                                                      -------------        ----------------
Current assets:
     Cash and cash equivalents                                         $ 1,574,611             1,559,371
     Accounts receivable - trade, less allowance for doubtful
         accounts of $33,018 and $34,529                                   662,121               903,036
     Inventories                                                         1,239,665             1,114,900
     Prepaid expenses and other current assets                              10,392                 8,012
     Deferred income taxes                                                  48,000                52,000
                                                                       -----------           -----------
               Total current assets                                      3,534,789             3,637,319

     Property and equipment, at cost, net of accumulated
         depreciation and amortization                                     108,894               104,293

     Deposits                                                               19,632                16,997
                                                                       -----------           -----------
               Total assets                                            $ 3,663,315             3,758,609
                                                                       ===========           ===========

                      Liabilities and Shareholders' Equity
                      ------------------------------------

Current liabilities:
     Accounts payable                                                  $   183,949               248,494
     Accrued expenses                                                      320,090               208,630
     Income taxes payable                                                  135,000               123,662
     Note payable                                                            5,390                  --
                                                                       -----------           -----------
               Total current liabilities                                   644,429               580,786
                                                                       -----------           -----------

Shareholders' equity:
     Common stock - $.02 par value, authorized 500,000
        shares; issued 301,581 shares                                        6,032                 6,032
     Additional paid in capital                                          2,640,001             2,640,001
     Retained earnings                                                     582,966               742,178
     Treasury stock - 42,023 and 42,298 shares, respectively              (210,113)             (210,388)
                                                                       -----------           -----------
               Total shareholders' equity                                3,018,886             3,177,823
                                                                       -----------           -----------
                                                                       $ 3,663,315             3,758,609
                                                                       ===========           ===========


See accompanying notes to financial statements.

                               TNR TECHNICAL, INC.

                            Statements of Operations


                                                       Three Months Ended
                                                           October 31,
                                                     2000               1999
                                                 (Unaudited)         (Unaudited)
                                                 -----------         -----------

Revenues:
     Net sales                                    $2,349,425           2,136,001
                                                  ----------          ----------
Costs and expenses:
     Cost of goods sold                            1,793,427           1,541,215
     Selling, general and administrative             314,528             320,389
                                                  ----------          ----------
                                                   2,107,955           1,861,604
                                                  ----------          ----------
               Operating income                      241,470             274,397

Non-operating revenue (expense):
     Interest income                                  23,742              13,886
                                                  ----------          ----------
               Income before income taxes            265,212             288,283

Provision for income taxes                           106,000             110,000
                                                  ----------          ----------
               Net income                         $  159,212             178,283
                                                  ==========          ==========
Net income per share                              $     0.61                0.68
                                                  ==========          ==========
Weighted average number of shares outstanding        259,489             260,879
                                                  ==========          ==========

See accompanying notes to financial statements.

                               TNR TECHNICAL, INC.

                            Statements of Cash Flows

                                                                                  Three Months Ended
                                                                                     October 31,
                                                                              2000                  1999
                                                                          (Unaudited)            (Unaudited)
                                                                          -----------            -----------
Cash flows from operating activities:
   Net income                                                             $   159,212               178,283
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                                            6,931                10,118
       Deferred income taxes                                                   (4,000)                 --
       Provision for bad debt                                                   2,100                 2,100
       Changes in operating assets and liabilities:
         Accounts receivable                                                 (243,015)             (170,430)
         Deposits                                                               2,635                  --
         Inventories                                                          124,765                46,490
         Prepaid expenses and other assets                                      2,380               (10,743)
         Income taxes payable                                                 (11,338)               (5,000)
         Accounts payable and accrued expenses                                (46,915)              119,047
                                                                          -----------           -----------

             Net cash provided by (used in) operating activities               (7,245)              169,865
                                                                          -----------           -----------

Cash flows from investing activities:
   Purchase of property and equipment                                          (2,330)               (2,411)
                                                                          -----------           -----------

               Net cash used in investing activities                           (2,330)               (2,411)
                                                                          -----------           -----------

Cash flows from financing activities:
     Purchase of treasury stock                                                  (275)                 (650)
     Principal payments on note payable                                        (5,390)               (2,974)
                                                                          -----------           -----------
               Net cash used in financing activities                           (5,665)               (3,624)
                                                                          -----------           -----------

Increase (decrease) in cash and cash equivalents                              (15,240)              163,830

Cash and cash equivalents - beginning of period                             1,574,611             1,075,161
                                                                          -----------           -----------

Cash and cash equivalents - end of period                                 $ 1,559,371             1,238,991
                                                                          ===========           ===========


See accompanying notes to financial statements.

                               TNR TECHNICAL, INC.

                          Notes to Financial Statements



(1) Presentation of Unaudited Financial Statements
    ----------------------------------------------

    The unaudited financial statements have been prepared in accordance with rules of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. The information furnished, in the opinion of management, reflects all necessary adjustments (consisting only of normal recurring accruals) to present fairly the financial position as of October 31, 2000, and results of operations and cash flows for the three month periods ended October 31, 2000 and 1999. The results of operations are not necessarily indicative of results which may be expected for any other interim period, or for the year as a whole.

(2) Sales to Major Customers
    ------------------------

    During the three months ended October 31, 2000 and 1999, no customer accounted for more than 10% of total revenue.

(3) Inventories
    -----------

    Inventories consist of the following:

                                                                October 31, 2000
                                              July 31, 2000        (Unaudited)
                                             ---------------    ----------------
         Finished goods                         $1,196,277           1,070,304
         Purchased parts and materials              43,388              44,596
                                                ----------          ----------

                                                $1,239,665           1,114,900
                                                ==========          ==========

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

Liquidity and Capital Resources

         Working capital amounted to $3,056,533 at October 31, 2000 as compared to $2,890,360 at July 31, 2000. Cash and short term investments amounted to $1,559,371 at October 31, 2000 as compared to $1,574,611 at July 31, 2000. As more fully described under the Company's statements of cash flows in the accompanying financial statements, net cash was provided by operating activities for the three months ended October 31, 1999. For this period, cash was provided primarily due to the Company's net income and increases in accounts payable and accrued expenses as well as decreases in inventories partially offset by increases in accounts receivable. For the three months ended October 31, 2000, cash was used in operating activities as a result of increases in accounts receivable and decreases in payables partially offset by decreases in inventories and the Company's net income. During the three months ended October 31, 2000 and 1999, cash was used in investing activities to purchase property and equipment. During the three months ended October 31, 2000 and 1999, cash was used in financing activities to make principal payments on a note payable and to purchase treasury stock.

         The Company's short term and long term liquidity needs have been satisfied from internal sources including cash from operations and amounts available from the Company's working capital. During the balance of fiscal 2000 and on a long term basis, management expects this trend to continue. There are no material commitments for capital expenditures or any long term credit arrangements as of October 31, 2000.

Results of Operations

         Net sales for the three months ended October 31, 2000 were $2,349,425, an increase of $213,424 or approximately 10% from the comparable period of the prior year. The increase in sales for the three months ended October 31,2000 was primarily due to increases in sales to existing and new customers. During the three months ended October 31, 2000 and 1999, no customer accounted for more than 10% of total revenues. The Company's gross margin for the three months ended October 31, 2000 decreased approximately 4% from the comparable period of the prior year, due to changes in the product mix of sales.

         Operating (selling, general and administrative) expenses when expressed as a percentage of net sales for the three months ended October 31, 2000 was approximately 13% as compared to approximately 15% for the comparable period of the prior year. During the past three years, the Company did not charge its operations with any research and development costs.

         Net income for the three months ended October 31, 2000 was $159,212 as compared to $178,283 for the comparable period of the prior year.

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

Item 1.           Legal Proceedings:                 None
                  ------------------

Item 2.           Changes in Securities:             None
                  ----------------------

Item 3.           Defaults Upon Senior Securities:            None
                  --------------------------------

Item 4.           Submission of Matters to a Vote of Security Holders:
                  ----------------------------------------------------

                  During the quarter ended October 31, 2000, the Company did not have any meeting of stockholders. However, on December 11, 2000, the Registrant held its annual meeting of stockholders at which time the stockholders reelected the incumbent six directors, namely, Jerrold Lazarus, Norman Thaw, Wayne Thaw, Kathie Thaw, Mitchell Thaw and Patrick Hoscoe for a period of one year and until their successors are elected and shall qualify.

Item 5.           Other Information:                 None
                  ------------------

Item 6.           Exhibits and Reports on Form 8-K:
                  ---------------------------------

                  (a)      Exhibits

                           11 Earnings per share - included in the Statements
                              of Operations

                           27 Financial Data Schedule

                  (b) During the quarter ended October 31, 2000, no report on Form 8-K was filed or required to be filed.

                               TNR TECHNICAL, INC.



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              TNR TECHNICAL, INC.
                              -------------------------------------------------
                                             (Registrant)
Dated: December 15, 2000
                              By   /s/ Jerrold Lazarus
                                ------------------------------------------------
                              Jerrold Lazarus (Chairman of the Board,
                              Chief Executive Officer, Chief Accounting
                              and Financial Officer and Treasurer)