Form 10-Q
period 2001-01-31
TNR TECHNICAL INC
filed 2001-03-19
CIK 723615

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended January 31, 2001

                                       OR

[ ]               TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

Commission File Number:  0-13011
--------------------------------
                               TNR TECHNICAL, INC.
              ----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          New York                                      11-2565202
---------------------------------           ------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

         301 Central Park Drive
           Sanford, Florida                                32771
---------------------------------------                  ----------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:   (407) 321-3011

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

                                 Yes _x_.  No ___.


258,932 Common Shares, $.02 par value were issued and outstanding at January 31, 2001

                               TNR TECHNICAL, INC.

                                      Index



                                                                           Page
                                                                          Number
                                                                          ------

PART 1.           FINANCIAL INFORMATION

     Item 1.      Financial Statements

                  Balance Sheets
                   January 31, 2001 (Unaudited)
                   and July 31, 2000                                       3-4

                  Statements of Operations
                   Three and six months ended
                   January 31, 2001 (Unaudited) and
                   January 31, 2000 (Unaudited)                              5

                  Statements of Cash Flows
                   Six months ended
                   January 31, 2001 (Unaudited) and
                   January 31, 2000 (Unaudited)                              6

                  Notes to Financial Statements (Unaudited)                  7

     Item 2.      Management's Discussion and Analysis of
                   Financial Condition and Results of Operations          8-10

PART II.          OTHER INFORMATION                                         10

                               TNR TECHNICAL, INC.

                                 Balance Sheets


                                     Assets
                                     ------

                                                                                                            January 31, 2001
                                                                                      July 31, 2000           (Unaudited)
                                                                                    ------------------   -----------------------
Current assets:
  Cash and cash equivalents                                                            $ 1,574,611                 1,583,918
  Accounts receivable - trade, less allowance for doubtful
      accounts of $33,018 and $36,957                                                      662,121                   740,152
  Inventories                                                                            1,239,665                 1,471,866
  Prepaid expenses and other current assets                                                 10,392                    12,785
  Deferred income taxes                                                                     48,000                    56,000
                                                                                 ------------------   -----------------------

           Total current assets                                                          3,534,789                 3,864,721

  Property and equipment, at cost, net of accumulated
      depreciation and amortization                                                        108,894                   120,034

  Deposits                                                                                  19,632                    16,997
                                                                                 ------------------   -----------------------

           Total assets                                                                $ 3,663,315                 4,001,752
                                                                                 ==================   =======================



See accompanying notes to financial statements.

                               TNR TECHNICAL, INC.

                                 Balance Sheets


                      Liabilities and Shareholders' Equity
                      ------------------------------------

                                                                                                            January 31, 2001
                                                                                      July 31, 2000           (Unaudited)
                                                                                   -----------------   ----------------------
Current liabilities:
   Accounts payable                                                                       $ 183,949                   461,113
   Accrued expenses                                                                         320,090                   152,188
   Income taxes payable                                                                     135,000                    74,534
   Current installments of note payable                                                       5,390                         -
                                                                                  -----------------    ----------------------

            Total current liabilities                                                       644,429                   687,835
                                                                                  -----------------    ----------------------


Shareholders' equity:
   Common stock - $.02 par value, authorized 500,000
    shares; issued 301,581 shares                                                             6,032                     6,032
   Additional paid in capital                                                             2,640,001                 2,640,001
   Retained earnings                                                                        582,966                   882,274

   Treasury stock - 42,023 and 42,649 shares                                               (210,113)                 (214,390)
                                                                                  -----------------    ----------------------

            Total shareholders' equity                                                    3,018,886                 3,313,917
                                                                                  -----------------    ----------------------

                                                                                        $ 3,663,315                 4,001,752
                                                                                  =================    ======================


See accompanying notes to financial statements.

                               TNR TECHNICAL, INC.

                            Statements of Operations

                                                       Three Months Ended              Six Months Ended
                                                            January 31,                    January 31,
                                                      2000            2001            2000            2001
                                                  (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
                                                   ----------      ----------      ----------      ----------
Revenues:
  Net sales                                        $2,058,093       1,885,859       4,194,094       4,235,284
                                                   ----------      ----------      ----------      ----------


Costs and expenses:
  Cost of goods sold                                1,515,477       1,342,097       3,056,692       3,135,524
  Selling, general and administrative                 325,380         336,062         645,769         650,590
                                                   ----------      ----------      ----------      ----------
                                                    1,840,857       1,678,159       3,702,461       3,786,114
                                                   ----------      ----------      ----------      ----------

           Operating income                           217,236         207,700         491,633         449,170

Non-operating revenue (expense):
     Interest income                                   15,738          21,731          29,624          45,473
     Other                                               --             1,665            --             1,665
                                                   ----------      ----------      ----------      ----------

              Income before income taxes              232,974         231,096         521,257         496,308

Provision for income taxes                             93,000          91,000         203,000         197,000
                                                   ----------      ----------      ----------      ----------

              Net income                           $  139,974         140,096         318,257         299,308
                                                   ==========      ==========      ==========      ==========

Basic earnings per share                           $     0.54            0.54            1.22            1.15
                                                   ==========      ==========      ==========      ==========

Diluted earnings per share                         $     0.51            0.51            1.15            1.09
                                                   ==========      ==========      ==========      ==========

Weighted average number of shares outstanding         260,352         259,190         260,591         259,348
                                                   ==========      ==========      ==========      ==========

See accompanying notes to financial statements.

                               TNR TECHNICAL, INC.

                            Statements of Cash Flows

                                                                                             Six Months Ended
                                                                                                January 31,
                                                                                         2000                 2001
                                                                                      (Unaudited)          (Unaudited)
                                                                                   ------------------    ----------------
Cash flows from operating activities:
    Net income                                                                             $ 318,257             299,308
    Adjustments to reconcile net income to net cash
        provide by operating activities:
           Depreciation and amortization                                                      17,811              15,653
           Deferred income taxes                                                              (5,000)             (8,000)
           Loss on disposition of property and equipment                                      21,943                   -
           Changes in operating assets and liabilities:
              Accounts receivable                                                           (236,669)            (78,031)
              Income taxes payable                                                            11,000             (60,466)
              Inventories                                                                   (244,629)           (232,201)
              Prepaid expenses and other assets                                               (7,074)             (2,393)
              Deposits                                                                             -               2,635
              Accounts payable and accrued expenses                                          270,392             109,262
                                                                                   ------------------    ----------------

                   Net cash provided by (used in)
                       operating activities                                                  146,031              45,767
                                                                                   ------------------    ----------------

Cash flows from investing activities:
    Purchase of property and equipment                                                        (2,411)            (26,793)
                                                                                   ------------------    ----------------

                   Net cash used in investing activities                                      (2,411)            (26,793)
                                                                                   ------------------    ----------------

Cash flows from financing activities:
    Purchase of treasury stock                                                                (5,458)             (4,277)
    Payment of principal on note payable                                                      (6,006)             (5,390)
                                                                                   ------------------    ----------------

                   Net cash used in financing activities                                     (11,464)             (9,667)
                                                                                   ------------------    ----------------

                   (Decrease) increase in cash and cash equivalents                          132,156               9,307

Cash and cash equivalents - beginning of period                                            1,075,161           1,574,611
                                                                                   ------------------    ----------------

Cash and cash equivalents - end of period                                                $ 1,207,317           1,583,918
                                                                                   ==================    ================


See accompanying notes to financial statements.

                               TNR TECHNICAL, INC.

                          Notes to Financial Statements


(1)      Presentation of Unaudited Financial Statements
         ----------------------------------------------

         The unaudited financial statements have been prepared in accordance with rules of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. The information furnished, in the opinion of management, reflects all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of January 31, 2001, and results of operations and cash flows for the three and six month periods ended January 31, 2001 and 2000. The results of operations are not necessarily indicative of results which may be expected for any other interim period, or for the year as a whole.

(2)      Sales to Major Customers
         ------------------------

         During the six months ended January 31, 2001 and 2000, no customer accounted for more than 10% of total revenue.

(3)      Inventories
         -----------

         Inventories consist of the following:

                                                                                  January 31, 2001
                                                          July 31, 2000             (Unaudited)
                                                        ------------------     -----------------------
              Finished goods                                   $1,196,277                   1,414,463
              Purchased parts and materials                        43,388                      57,403
                                                       ------------------     -----------------------
                                                               $1,239,665                   1,471,866
                                                       ==================     =======================

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

Liquidity and Capital Resources
-------------------------------

         Working capital amounted to $3,176,886 at January 31, 2001 as compared to $2,890,360 at July 31, 2000. Cash and short term investments amounted to $1,583,918 at January 31, 2001 as compared to $1,574,611 at July 31, 2000. As more fully described under the Company's statements of cash flows in the accompanying financial statements, net cash was provided by operating activities for the six months ended January 31, 2001. During the six months ended January 31, 2001, cash was provided by operating activities due to the Company's net income of $299,308 and increases in accounts payable and accrued expenses of $109,262 partially offset by increases in accounts receivable of $78,031 and inventories of $232,201 and decreases in income taxes payable of $60,466. Slower payments on accounts payable and accrued expenses are due primarily to significant Company funds invested in short-term treasury bills during the period. Increases in accounts receivable and inventories were due in large part to record sales for the six months ended January 31, 2001. Additional purchases of inventories were made through the end of the second quarter to keep up with expected increases in sales. Income tax payments were made during the period to satisfy tax obligations associated with taxable income generated in fiscal 2000. During the six months ended January 31, 2001, cash was used in investing activities to purchase property and equipment amounting to $26,793. During the six months ended January 31, 2001, cash was used in financing activities to make principal payments on a note payable of $5,390 and to purchase treasury stock of $4,277.

         During the six months ended January 31, 2000, net cash of $146,031 was provided by operating activities primarily as a result of the Company's net income of $318,257, an increase in accounts payable and accrued expenses of $270,392 partially offset by increases in inventories of $244,629 and accounts receivable of $236,669. In December 1999, a fixed asset inventory was taken. Upon examination of the fixed asset schedule, several line items were unidentifiable and were written off along with computer software and leasehold improvements that were no longer used in operations resulting in a $21,943 loss on the disposition of property and equipment. Increases in accounts receivable and inventories were due in large part to significantly expanded sales during the period. Additional purchases of inventories were made through the end of the second quarter to keep up with expected increases in sales. During the six months ended January 31, 2000, cash was used in financing activities to make principal payments on a note payable of $6,006 and to purchase treasury stock of $5,468.

         The Company's short term and long term liquidity needs have been satisfied from internal sources including cash from operations and amounts available from the Company's working capital. During the balance of fiscal 2001 and on a long term basis, management expects this trend to continue. There are no material commitments for capital expenditures or any long term credit arrangements as of January 31, 2001.

Results of Operations
---------------------

         Net sales for the three months ended January 31, 2001 were $1,885,859, a decrease of $172,234 or approximately 8% from the comparable period of the prior year. The decrease in sales was primarily due to the Company increasing the sales prices of its products, the loss of one manufacturing customer who accounted for $63,428 in the three months ended January 31, 2000 and the tightening of credit requirements which were placed on customers during the second quarter of 2001. During the three months ended January 31, 2001 and 2000, no customer accounted for more than 10% of total revenues. The Company's gross margin for the three months ended January 31, 2001 increased approximately 2% from the comparable period of the prior year. This is a result of the Company increasing the prices of its products during this period as described herein.

         Net sales for the six months ended January 31, 2001 were $4,235,284, an increase of $41,190 or approximately 1% from the comparable period of the prior year. The increase in sales for the six months ended January 31, 2001 was primarily due to increases in sales in the first quarter to two customers who prepaid for one-time purchases totaling $181,170, partially offset by a tightening of credit requirements which are described in the preceding paragraph. During the six months ended January 31, 2001 and 2000, no customer accounted for more than 10% of total revenues. The Company's gross margin for the six months ended January 31, 2001 decreased approximately 1% from the comparable period of the prior year, due to overall changes in the product mix of sales.

         Operating (selling, general and administrative) expenses when expressed as a percentage of net sales for the three months ended January 31, 2001 was approximately 18% as compared to approximately 16% for the comparable period of the prior year due to the reduction in sales. Operating expenses when expressed as a percentage of net sales for the six months ended January 31, 2001 and January 31, 2000 were relatively constant.

         During the past three years, the Company did not charge its operations with any research and development costs.

         Interest income for the three months ended January 31, 2001 was $21,731 as compared to $15,738 for the comparable period of the prior year. Interest income for the six months ended January 31, 2001 was $45,473 as compared to $29,624 for the comparable period of the prior year. These increases are primarily the result of placing operating funds in a treasury management account and maximizing the overnight deposit for interest income.

         Net income for the three months ended January 31, 2001 was $140,096 as compared to $139,974 for the comparable period of the prior year. Net income for the six months ended January 31, 2001 was $299,308 as compared to $318,257 for the comparable period of the prior year.

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

Item 1.           Legal Proceedings:                 None
                  ------------------

Item 2.           Changes in Securities:             None
                  ----------------------

Item 3.           Defaults Upon Senior Securities:            None
                  --------------------------------

Item 4.           Submission of Matters to a Vote of Security Holders:
                  ----------------------------------------------------

                  During the quarter ended January 31, 2001, the Company held its annual meeting of stockholders at which time the stockholders reelected the incumbent six directors, namely, Jerrold Lazarus, Norman Thaw, Wayne Thaw, Kathie Thaw, Mitchell Thaw and Patrick Hoscoe for a period of one year and until their successors are elected and shall qualify.

Item 5.           Other Information:                 None
                  ------------------

Item 6.           Exhibits and Reports on Form 8-K:
                  ---------------------------------

                  (a)      Exhibits

                           11 Earnings per share - included in the Statements of Operations


                  (b) During the quarter ended January 31, 2001, no report on Form 8-K was filed or required to be filed.

                               TNR TECHNICAL, INC.



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    TNR TECHNICAL, INC.
                                      ------------------------------------------
                                                      (Registrant)
Dated: March 16, 2001
                                      By: /s/ Wayne Thaw
                                          --------------------------------------
                                          Wayne Thaw, President,
                                          Chief Executive Officer and
                                          Chief Financial Officer