Form 10-Q
period 2001-04-30
TNR TECHNICAL INC
filed 2001-06-12
CIK 723615

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarter ended April 30, 2001

                                   OR

     [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ________ to ________

    Commission File Number:  0-13011

                               TNR TECHNICAL, INC.
        -----------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

              New York                                      11-2565202
    -----------------------------------                 --------------------
    (State or other jurisdiction                         (I.R.S. Employer
    of incorporation or organization)                   Identification No.)

    301 Central Park Drive
    Sanford, Florida                                             32771
    ----------------------------------------                --------------
    (Address of principal executive offices)                  (Zip  Code)

    Registrant's telephone number,
    including area code:                                   (407) 321-3011
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


    258,829 Common Shares, $.02 par value were issued and outstanding at April 30, 2001

                               TNR TECHNICAL, INC.

                                      Index



                                                                      Page
                                                                     Number
                                                                     ------

PART 1.        FINANCIAL INFORMATION

        Item 1.   Financial Statements

                  Balance Sheets
                    April 30, 2001 (Unaudited)
                      and July 31, 2000                                3-4

                  Statements of Operations
                   Three and nine months ended
                     April 30, 2001 (Unaudited) and
                       April 30, 2000 (Unaudited)                        5

                  Statements of Cash Flows
                      Nine months ended
                      April 30, 2001 (Unaudited) and
                      April 30, 2000 (Unaudited)                         6

                  Notes to Financial Statements (Unaudited)              7

        Item 2.   Management's Discussion and Analysis of
                       Financial Condition and Results of Operations   8-9

PART II.          OTHER INFORMATION                                     10

                               TNR TECHNICAL, INC.

                                 Balance Sheets


                                     Assets

                                                                                          April 30, 2001
                                                                      July 31, 2000        (Unaudited)
                                                                      ---------------     ---------------
Current assets:
     Cash and cash equivalents                                           $ 1,574,611           1,658,573
     Accounts receivable - trade, less allowance for doubtful
        accounts of $33,018 and $17,807                                      662,121             644,213
     Inventories                                                           1,239,665           1,470,886
     Prepaid expenses and other current assets                                10,392              11,542
     Deferred income taxes                                                    48,000              56,000
                                                                      --------------     ---------------

                Total current assets                                       3,534,789           3,841,214

     Property and equipment, at cost, net of accumulated
        depreciation and amortization                                        108,894             126,282

     Deposits                                                                 19,632              16,998
                                                                      --------------     ---------------

                Total assets                                             $ 3,663,315           3,984,494
                                                                      ==============     ===============



See accompanying notes to financial statements.

                               TNR TECHNICAL, INC.

                                 Balance Sheets



                      Liabilities and Shareholders' Equity

                                                                                       April 30, 2001
                                                                   July 31, 2000        (Unaudited)
                                                                   -------------      ----------------
Current liabilities:
     Accounts payable                                                   $ 183,949             283,212
     Accrued expenses                                                     320,090             156,482
     Income taxes payable                                                 135,000              84,034
     Note payable                                                           5,390                   -
                                                                   --------------    ----------------

             Total current liabilities                                    644,429             523,728
                                                                   --------------    ----------------

Shareholders' equity:
     Common stock - $.02 Par value, authorized 500,000
        shares; issued 301,581 shares                                       6,032               6,032
     Additional paid in capital                                         2,640,001           2,640,001
     Retained earnings                                                    582,966           1,029,868
     Treasury stock - 42,023 and  42,752 shares                          (210,113)           (215,135)
                                                                   --------------    ----------------

             Total shareholders' equity                                 3,018,886           3,460,766
                                                                   --------------    ----------------

                                                                      $ 3,663,315           3,984,494
                                                                   ==============    ================



See accompanying notes to financial statements.

                               TNR TECHNICAL, INC.

                            Statements of Operations


                                                  Three Months Ended               Nine Months Ended
                                                       April 30,                       April 30,
                                                 2001             2000           2001            2000
                                              (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
                                             --------------   -------------   ------------    ------------

Revenues:
     Net sales                                 $ 1,978,410       1,961,248      6,213,694       6,155,342
                                             -------------   -------------   ------------    ------------

Cost and expenses:
     Cost of goods sold                          1,459,581       1,452,289      4,590,647       4,508,981
     Selling, general and administrative           307,932         321,336        962,980         967,105
                                             -------------   -------------   ------------    ------------

                                                 1,767,513       1,773,625      5,553,627       5,476,086
                                             -------------   -------------   ------------    ------------

            Operating income                       210,897         187,623        660,067         679,256

Non-operating revenue (expense):
     Interest income                                17,350          16,718         62,823          46,342
     Other                                           1,347         (15,349)         3,012         (15,349)
                                             -------------   -------------   ------------    ------------

            Income before income taxes             229,594         188,992        725,902         710,249

Provision for income taxes                          82,000          78,000        279,000         281,000
                                             -------------   -------------   ------------    ------------

            Net income                        $    147,594         110,992        446,902         429,249
                                             =============   =============   ============    ============

Basic earnings per share                      $       0.57            0.43           1.72            1.65
                                             =============   =============   ============    ============

Diluted earnings per share                    $       0.53            0.40           1.61            1.59
                                             =============   =============   ============    ============

Weighted average number of shares
     outstanding                                   258,880         259,692        259,202         260,300
                                             =============   =============   ============    ============



See accompanying notes to financial statements

                               TNR TECHNICAL, INC.

                            Statements of Cash Flows

                                                                                Nine Months Ended
                                                                                    April 30,
                                                                              2001              2000
                                                                           Unaudited)       (Unaudited)
                                                                          --------------    -------------
Cash flows from operating activities:
     Net income                                                               $ 446,902          429,249
     Adjustments to reconcile net income to net cash
        provided by operating activities:
         Depreciation and amortization                                           25,522           30,135
         Deferred income taxes                                                   (8,000)         (11,000)
         Loss on disposition of property and equipment                                -           14,640
         Changes in operating assets and liabilities:
             Accounts receivable                                                 17,908          (72,890)
             Deposits                                                             2,634              185
             Inventories                                                       (231,221)        (436,889)
             Prepaid expenses and other assets                                   (1,150)         (14,072)
             Accounts payable and accrued expenses                              (64,345)          72,072
             Income taxes payable                                               (50,966)          54,000
                                                                          -------------    -------------

                     Net cash provided by operating activities                  137,284           65,430
                                                                          -------------    -------------

Cash flows from investing activities:
     Proceeds from sale of property and equipment                                     -            6,000
     Purchase of treasury stock                                                  (5,022)          (7,578)
     Purchase of property and equipment                                         (42,910)          (8,113)
                                                                          -------------    -------------

                     Net cash used in investing activities                      (47,932)          (9,691)
                                                                          -------------    -------------

Cash flows from financing activities:
     Payment of principal on note payable                                        (5,390)          (9,098)
                                                                          -------------    -------------

                     Net cash used in financing activities                       (5,390)          (9,098)

Increase in cash and cash equivalents                                            83,962           46,641

Cash and cash equivalents - beginning of period                               1,574,611        1,075,161
                                                                          -------------    -------------

Cash and cash equivalents - end of period                                   $ 1,658,573        1,121,802
                                                                          =============    =============



See accompanying notes to financial statements

                               TNR TECHNICAL, INC.

                          Notes to Financial Statements



(1)     Presentation of Unaudited Financial Statements

The unaudited financial statements have been prepared in accordance with rules of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. The information furnished, in the opinion of management, reflects all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of April 30, 2001, and results of operations and cash flows for the three and nine month periods ended April 30, 2001 and 2000. The results of operations are not necessarily indicative of results which may be expected for any other interim period, or for the year as a whole.

(2)     Sales to Major Customers

During the nine months ended April 30, 2001 and 2000, no customer accounted for more than 10% of total revenue.

(3)     Inventories

Inventories consist of the following:

                                                               April 30, 2001
                                           July 31, 2000         (Unaudited)
                                           ---------------     ----------------

         Finished goods                       $ 1,202,476            1,412,051
         Purchased parts and materials             37,189               58,835
                                           ---------------     ----------------

                                              $ 1,239,665            1,470,886
                                           ===============     ================

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

Liquidity and Capital Resources

       Working capital amounted to $3,317,486 at April 30, 2001 as compared to $2,890,360 at July 31, 2000. Cash and short term investments amounted to $1,658,573 at April 30, 2001 as compared to $1,574,611 at July 31, 2000. As more fully described under the Company's statements of cash flows in the accompanying financial statements, net cash was provided by operating activities for the nine months ended April 30, 2001. During the nine months ended April 30, 2001, cash was provided by operating activities primarily due to the Company"s net income of $446,902. A reduction in accounts receivable of $17,908 as a result of tighter credit policies contributed to such increase. The primary reduction in cash resulted from increased spending on inventories of $231,221 to sustain current sales demand. Other reductions of cash included a $50,966 decrease in income taxes payable resulting from year end tax obligations and estimated tax payments and a reduction of accrued expenses of $163,608 due to the payment of certain obligations including $76,000 in connection with the retirement of the former chief executive officer, bonuses of $56,000 and the move of TNR's California facilities at a cost of $30,000, partially offset by an increase in accounts payable of $99,263 which primarily corresponds to increased levels of inventory. During the nine months ended April 30, 2001, cash was used in investing activities to purchase property and equipment amounting to $42,910 and to purchase treasury stock of $5,022. During the nine months ended April 30, 2001, $5,390 of cash was used in financing activities to make principal payments on a note payable.

       During the nine months ended April 30, 2000, net cash of $65,430 was provided by operating activities primarily due to the Company's net income of $429,249 and increases in income taxes payable of $54,000 and accounts payable and accrued expenses of $72,072 partially offset by increases in inventories and accounts receivable of $436,889 and $72,890, respectively. The increases in inventories and accounts receivable were a result of higher sales demand for the Company's products. The increase in income taxes payable was due to the expiration of net tax operating loss carryforwards from previous years during the fiscal year ended July 31, 2000. Accrued expenses increased substantially due to retirement compensation of an executive officer, TNR's relocation of its California office and larger year-end bonuses due to higher than expected income. During the nine months ended April 30, 2000, net cash was used in investing activities to purchase treasury stock of $7,578 and property and equipment of $8,113 partially offset by proceeds from sale of property and equipment of $6,000. During the nine months ended April 30, 2000, $9,098 of cash was used in financing activities to make principal payments on a note payable.

       The Company's short term and long term liquidity needs have been satisfied from internal sources including cash from operations and amounts available from the Company's working capital. During the balance of fiscal 2001 and on a long term basis, management expects this trend to continue. There are no material commitments for capital expenditures or any long term credit arrangements as of April 30, 2001.

Results of Operations

       Net sales for the three months ended April 30, 2001 were $1,978,410, an increase of 1% from the comparable period of the prior year. Sales increases were primarily the result of a reduction in sales returns and discounts During the three months ended April 30, 2001 and April 30, 2000, no customer accounted for more than 10% of total revenues. The Company's gross margin for the three months ended April 30, 2001 increased less than 1% from the comparable period of the prior year. This is primarily the result of a slight decrease in the average cost of products sold during the period.

       Net sales for the nine months ended April 30, 2001 were $6,213,694, an increase of $58,352 or an approximate 1% increase from the comparable period of the prior year. Sales increases were due almost entirely to a reduction in sales returns and discounts of $50,087. During the nine months ended April 30, 2001 and April 30, 2000, no customer accounted for more than 10% of total revenues. The Company's gross margin for the nine months ended April 30, 2001 decreased by 1% primarily as a result of the change in mix of products sold.

        Operating (selling, general and administrative) expenses when expressed as a percentage of net sales for the three months ended April 30, 2001 remained at 16%. Operating expenses when expressed as a percentage of net sales for the nine months ended April 30, 2001 remained at approximately 15.5%.

        During the third quarter of fiscal 2001, the Company charged $2,587 to research and development costs. The Company did not charge its operations with any research and development costs in the prior three years or in the first two quarters of the current year.

        Interest income for the three months ended April 30, 2001 was $17,350 as compared to $16,718 for the comparable period of the prior year. Interest income for the nine months ended April 30, 2001 was $62,823 as compared to $46,342 for the comparable period of the prior year. Interest income increased in the aforementioned periods as a result of the following factors:

        Due to increasingly profitable operations, the Company increased cash balances in 2001 and 2000. In 2001, the Company more effectively invested its excess cash (available for investment) balances into overnight investments and more closely monitored the level of overall cash balances.

        Net income for the three months ended April 30, 2001 was $147,594 as compared to $110,992 for the comparable period of the prior year. Net income for the nine months ended April 30, 2001 was $446,902 as compared to $429,249 for the comparable period of the prior year.

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

Item 5. Other Information:          None

Item 6. Exhibits and Reports on Form 8-K:

               (a)    Exhibits

                      11 Earnings per share - included in the Statements of Operations

               (b) During the quarter ended April 30, 2001, no report on Form 8-K was filed or required to be filed.

                               TNR TECHNICAL, INC.



                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              TNR TECHNICAL, INC.
                                      -----------------------------------------
                                                  (Registrant)
Dated: June 8, 2001
                                      By: /s/ Wayne Thaw
                                         --------------------------------------
                                         Wayne Thaw, President, Chief Executive
                                         Executive Officer and Chief Financial
                                         Officer