Form 10-K
period 2001-07-31
TNR TECHNICAL INC
filed 2001-10-26
CIK 723615

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X|             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
               THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                     For the fiscal year ended July 31, 2001
                                       OR
|_|         TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

Commission File Number: 0-13011

                               TNR TECHNICAL, INC.
                      ------------------------------------
             (Exact name of Registrant as specified in its charter)

            New York                                                  11-2565202
-------------------------------                           ----------------------
(State of jurisdiction of                                       (I.R.S. Employer
 incorporation or organization)                           Identification Number)

301 Central Park Drive
Sanford, Florida                                                           32771
-------------------------------                                     ------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number,
including area code:                                              (407) 321-3011
                                                                  --------------

Securities registered pursuant to Section 12(b) of the Act:
--------------------------------------------------------------------------------

                                      None
     ----------------------------------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.02 Par Value
--------------------------------------------------------------------------------
                                (Title of Class)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X|. No |_|.

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K |X|.

      As of September 18, 2001, the number of shares held by non-affiliates was approximately 155,000 shares. The approximate market value of the Company's Common Stock on that date held by non-affiliates was $1,084,000.

      The number of shares outstanding of the issuer's Common Stock, as of July 31, 2001 was 258,829.

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

      Sales under industrial and distribution programs accounted for substantially all of the Company's total revenues during the Company's past three fiscal years and no one customer accounted for 10% or more of the Company's total revenues during these years. At July 31, 2001 and 2000, the Company had no significant backlog.

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

Employees

      At September 30, 2001, the Company leases from a non-affiliated party its staff which includes 27 persons. Such staff includes eight salespersons (including two executive officers), three administrative, two warehouse and shipping clerks and thirteen factory workers. For a fee which is paid by the Company, the leasing company provides the payroll, including, workmen"s compensation, 401(k) plan and health insurance. The Company's agreement with the leasing company can be terminated on short notice at any time by the Company.

Item 2. Properties

      The Company's principal executive office, sales, distribution and assembly facility is located at 301 Central Park Drive, Sanford, Florida 32771. These facilities, which consist of approximately 8,000 square feet of space, are leased from RKW Holdings Ltd., a Florida Limited Partnership, controlled by Wayne Thaw, an executive officer and director of the Company. The Florida lease provides for a term of ten years with a current monthly rent of $6,805 (including sales taxes) with annual increases of five percent over the preceding year's base rent. The Company is also responsible for the payment of all insurance, property, and other taxes related to the leased facilities. Property taxes estimated at $660 per month, inclusive of sales taxes, are accrued on a monthly basis.

      The Company also leases a sales, distribution and assembly facility at 3400 W. Warner, Suites K, L and M, Santa Ana, CA 92704. These facilities consist of 6,480 square feet of space. The California lease commenced on July 1, 2000 and expires on June 30, 2003, subject to the right of the Company to renew for an additional two-year period. The Company currently pays a base rent of $4,583 per month, which is subject to increase for its share of the landlord's increased operating expenses. The Company owns production equipment consisting primarily of welding, soldering, testing, pneumatic and material handling equipment, and inspection equipment which has been sufficient for its needs to date.

Item 3. Legal Proceedings

      There are no material legal proceedings to which the Company is a party.

Item 4. Submission of Matters to a Vote of Security Holders.

      No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2001.

                                     PART II

Item 5. Market for Registrant's Securities and Related Stockholder Matters.

      (a) Principal Market and Stock Prices.

      The Company's Common Stock may be quoted in the over-the-counter market. The high and low sales prices of the Common Stock are shown below for the Company's last two fiscal years ended July 31, 2001.

                               High      Low
                               ----      ---
Fiscal 2000
First Quarter                 $ 4.75   $ 4.50
Second Quarter                 12.00     1.00
Third Quarter                  10.00     6.50
Fourth Quarter                  8.25     6.25

Fiscal 2001
First Quarter                 $ 6.25   $ 5.50
Second Quarter                 10.25     5.75
Third Quarter                   9.00     9.00
Fourth Quarter                  9.50     6.90

      The closing last sale of the Company's Common Stock on September 26, 2001 was $6.90. The foregoing quotations represent approximately inter-dealers prices, without retail markup, markdown or commission and do not represent actual transactions. Such quotations should not be viewed as necessarily indicative of the price that could have been obtained on that date for a substantial number of securities due to the limited market and trading volume for the Company's securities.

      The approximate number of holders of record of the Company's Common Stock, as of September 30, 2001 was 754 as supplied by the Company's transfer agent, American Stock Transfer Company, 40 Wall Street, New York, NY 10005.

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

Statement of Operations Summary:

===========================================================================================================
                          Year Ended       Year Ended       Year Ended       Year Ended       Year Ended
                          July 31, 2001    July 31, 2000    July 31, 1999    July 31, 1998    July 31, 1997
                          -------------    -------------    -------------    -------------    -------------
-----------------------------------------------------------------------------------------------------------
Net sales                 $8,030,850       $8,014,576       $6,126,132       $5,719,806       $4,239,423
-----------------------------------------------------------------------------------------------------------
Net income                   522,121          440,010          321,192          295,012           88,701
-----------------------------------------------------------------------------------------------------------
Net income per
Share                           2.02             1.69             1.23             1.13              .34
-----------------------------------------------------------------------------------------------------------
Cash dividends                   -0-              -0-              -0-              -0-              -0-
===========================================================================================================

Balance Sheet Data:

===========================================================================================================
                          July 31, 2001    July 31, 2000    July 31, 1999    July 31, 1998    July 31, 1997
                          -------------    -------------    -------------    -------------    -------------
-----------------------------------------------------------------------------------------------------------
Working capital            3,363,650       $2,890,360       $2,430,337       $2,021,076       $1,677,501
-----------------------------------------------------------------------------------------------------------
Total Assets               4,011,867        3,663,315        3,034,415        2,488,793        2,265,123
-----------------------------------------------------------------------------------------------------------
Long-term debt
(including capital
leases)                          -0-              -0-            5,390           17,639              -0-
-----------------------------------------------------------------------------------------------------------
Total Shareholders'
equity                     3,535,985        3,018,886        2,586,716        2,271,643        1,976,751
===========================================================================================================

Item 7. Managements Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

      Working capital amounted to $3,363,650 at July 31, 2001 as compared to $2,890,360 at July 31, 2000. Cash and short-term investments amounted to $1,871,854 at July 31, 2001 as compared to $1,574,611 at July 31, 2000. As more fully described in the "Statements of Cash Flows" included in the Company's financial statements elsewhere herein, net cash provided by operating activities for the fiscal years ended July 31, 2001, July 31, 2000 and July 31, 1999 were $392,975 and $540,389 and $511,298, respectively.

      During fiscal 2001, cash was provided by operating activities primarily due to the Company's net income of $522,121. The primary reduction in cash of $98,128 in income taxes payable resulted from payment of tax obligations and estimated tax payments. Another significant reduction of cash included a decrease in accounts payable and accrued expenses of $65,029 due to the payment of certain obligations in connection with the retirement of the Company's former chief executive officer. During fiscal 2001, cash was used in investing activities to purchase property and equipment of $85,320. During fiscal 2001, cash was used in financing activities to purchase treasury stock of $5,022 and to make principal payments on notes payable of $5,390.

      During fiscal 2000, net cash was provided by operating activities primarily due to the Company's net income of $440,010 and an increase in accounts payable and accrued expenses of approximately $184,000. This increase is a combination of a reduction in accounts payable of $27,000 resulting from more timely payments of vendor invoices in order to take advantage of discounts offered and an increase in accrued expenses of $211,000 resulting from $101,000 in accrued bonuses, $76,000 in retirement accruals, $25,000 in moving expenses for the Company's California office and the balance in miscellaneous accruals. The primary reduction in cash resulted from increased spending on inventories of $177,622 to sustain current sales demand. During fiscal 2000, cash was used in investing activities to purchase property and equipment of $20,850. During fiscal 2000, cash was used in financing activities to purchase treasury stock of $7,840 and to make principal payments on notes payable of $12,249.

      During fiscal 1999, cash was provided by operating activities primarily due to the Company's net income of $321,192, an increase in accounts payable and accrued expenses of $155,876 resulting primarily from increased inventory purchases made at fiscal year end which were not paid for until August 1999, an increase in income taxes payable of $86,011 and sales of short-term investments of $167,181. The increase in income taxes payable resulted from tax obligations relating to the Company's net income. Sale of short-term investments resulted from the Company buying and selling select stocks, which practice was discontinued during 2000. The primary reductions in cash resulted from increased spending on inventories of $247,438 to sustain demand for the Company's products and an increase in accounts receivable of $111,928 relating to increased sales volume. During fiscal 1999, cash was used to purchase property and equipment of $16,363. During fiscal 1999, cash was used to make principal payments on notes payable of $11,338 and to purchase treasury stock of $6,119.

      During the past three years, the Company's liquidity needs have been satisfied from internal sources including cash from operations and amounts available from the Company's working capital. During fiscal 2002, Management expects this trend to continue. There are no material commitments for capital expenditures or any long-term credit arrangements as of July 31, 2001.

Results of Operations

      Sales for fiscal 2001 increased slightly from $8,014,576 in fiscal 2000 to $8,030,850, an increase of $16,274 or less than one percent. Sales for fiscal 2000 increased from $6,126,132 in 1999 to $8,014,576, an increase of 31% or
$1,888,444. Sales increases in fiscal 2000 were due to increased demand for the Company's products from the Company's existing client base ($451,064), and from new customers, including customers derived from the Company's expansion of its operations in California ($674,939 and $762,441, respectively). During the past three years, no customer accounted for more than 10% of revenues.

      The Company's gross margin percentage fluctuated only slightly from 27% in fiscal 1999 to 26% in fiscal 2000 and fiscal 2001, primarily due to slight differences in the mix of products sold during these periods. This reduction in the gross margin percentages resulted in a decrease in gross profit of $80,000 in 2000 and 2001 from that of 1999. However, increases in sales volume offset the gross margin decrease and resulted in and overall increased gross profit of $30,758 and $409,337 in fiscal 2001 and fiscal 2000, respectively.

      Operating (selling, general and administrative) expenses decreased from $1,385,526 in fiscal 2000 to $1,342,652 in fiscal 2001. This decrease resulted primarily from decreases in payroll costs and general office expenses of approximately $83,000 and $15,000, respectively, offset by increases in rent and computer consulting costs of $35,000 and $21,000, respectively. Decreases in fiscal 2001 payroll were primarily related to the retirement of the Company's Chief Executive Officer in 2000 and associated payroll costs.

General office expenses decreased primarily as a result of moving expenses related to the Company's move to new office space in California in late 2000. Correspondingly, as a result of this move, rent expense increased in 2001. Computer consulting and training was necessary during fiscal 2001 as a result of the Company's change from DOS based sales and accounting software to Windows based software.

      Operating expenses increased from $1,164,100 in fiscal 1999 to $1,385,526 in fiscal 2000. These increases were substantially due to increases in rent ($9,000), moving expenses ($25,000) to move the California office to a larger facility, insurance ($3,000), and administrative salaries of approximately $180,000, resulting primarily from retirement payments to the Company's Chief Executive Officer and bonus accruals.

      During the past three years, the Company did not charge its operations with any research and development costs, except for $2,337 incurred in fiscal 2001. Interest income increased in fiscal 2001 and fiscal 2000 by approximately 20% and 98% over the comparable period of the prior year as a result of increasing profitable operations and the corresponding increased cash balances.

      Net income for fiscal 2001 was $552,121 as compared to $440,010 for fiscal 2000 as compared to $321,192 for fiscal 1999. Net income per share for fiscal 2001, fiscal 2000, and fiscal 1999 was $2.02, $1.69 and $1.23, respectively.

Purchase of Treasury Stock

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

Item 8. Financial Statements and Supplementary Data.

      The information required by Item 8, and an index thereto, appears at pages F-1 through F-17 (inclusive) of this Report, which pages follow Item 9.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

                               TNR TECHNICAL, INC.

                              Financial Statements

                             July 31, 2001 and 2000

                   (With Independent Auditors' Report Thereon)

                               TNR TECHNICAL, INC.

                          Index to Financial Statements

Independent Auditors' Report.................................................F-1

Financial Statements:

      Balance Sheets - July 31, 2001 and 2000................................F-2

      Statements of Operations - Three years ended July 31, 2001.............F-4

      Statements of Shareholders' Equity - Three years ended July 31, 2001...F-5

      Statements of Cash Flows - Three years ended July 31, 2001.............F-6

Notes to Financial Statements................................................F-8

                          Independent Auditors' Report

The Shareholders and Board of Directors
TNR Technical, Inc.:

We have audited the accompanying balance sheets of TNR Technical, Inc. as of July 31, 2001 and 2000, and the related statements of operations, shareholders' equity and cash flows for the three years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TNR Technical, Inc. as of July 31, 2001 and 2000 and the results of its operations and its cash flows for the three years then ended in conformity with accounting principles generally accepted in the United States of America.


                                        /s/ Parks, Tschopp, Whitcomb & Orr, P.A.

September 10, 2001
Maitland, Florida

                               TNR TECHNICAL, INC.

                                 Balance Sheets

                             July 31, 2001 and 2000

                                     Assets

                                                                   2001         2000
                                                                ----------   ---------
Current assets:
     Cash and cash equivalents                                  $1,871,854   1,574,611
     Accounts receivable - trade, less allowance for doubtful
         accounts of $20,333 in 2001 and $33,018 in 2000           655,351     662,121
     Inventories (note 2)                                        1,251,073   1,239,665
     Prepaid expenses and other current assets                      11,254      10,392
     Deferred income taxes (note 6)                                 50,000      48,000
                                                                ----------   ---------

               Total current assets                              3,839,532   3,534,789

Property and equipment, at cost, net of accumulated
   depreciation and amortization (notes 3 and 4)                   156,878     108,894

Other assets:
     Deposits                                                       15,457      19,632
                                                                ----------   ---------

                                                                $4,011,867   3,663,315
                                                                ==========   =========

See accompanying notes to financial statements.

                               TNR TECHNICAL, INC.

                                 Balance Sheets

                             July 31, 2001 and 2000

                      Liabilities and Shareholders' Equity

                                                                    2001           2000
                                                                 -----------    ----------
Current liabilities:
     Accounts payable                                            $   190,383       183,949
     Accrued expenses                                                248,627       320,090
     Income taxes payable                                             36,872       135,000
     Current installments of note payable (note 4)                        --         5,390
                                                                 -----------    ----------

               Total current liabilities                             475,882       644,429
                                                                 -----------    ----------

Commitment (note 7)

Shareholders' equity:
     Common stock - $.02 par value, authorized 500,000
        shares; issued and outstanding 301,581 shares (note 5)         6,032         6,032
     Additional paid in capital                                    2,640,001     2,640,001
     Retained earnings                                             1,105,087       582,966
                                                                 -----------    ----------

                                                                   3,751,120     3,228,999
     Less cost of treasury stock 42,752 and 42,023
        shares in 2001 and 2000, respectively                       (215,135)     (210,113)
                                                                 -----------    ----------

               Total shareholders' equity                          3,535,985     3,018,886
                                                                 -----------    ----------

                                                                   4,011,867     3,663,315
                                                                 ===========    ==========

See accompanying notes to financial statements.

                               TNR TECHNICAL, INC.

                            Statements of Operations

                    Years ended July 31, 2001, 2000 and 1999

                                                       2001         2000          1999
                                                    ----------   ----------    ---------
Revenues:
     Net sales (note 8)                             $8,030,850    8,014,576    6,126,132
                                                    ----------   ----------    ---------

Cost and expenses:
     Cost of goods sold                              5,938,449    5,952,933    4,473,826
     Selling, general and administrative (note 9)    1,342,652    1,385,526    1,164,100
                                                    ----------   ----------    ---------

                                                     7,281,101    7,338,459    5,637,926
                                                    ----------   ----------    ---------

               Operating income                        749,749      676,117      488,206

Non-operating revenue (expense):
     Interest income                                    79,698       66,620       33,609
    Other, net (note 10)                                 3,012      (11,727)          --
                                                    ----------   ----------    ---------

               Income before income taxes              832,459      731,010      521,815

Income tax expense (note 6)                            310,338      291,000      200,623
                                                    ----------   ----------    ---------

               Net income                           $  522,121      440,010      321,192
                                                    ==========   ==========    =========

Basic earnings per share                            $     2.02         1.69         1.23
                                                    ==========   ==========    =========

Diluted earnings per share                          $     1.88         1.60         1.11
                                                    ==========   ==========    =========

Weighted average number of shares - Basic              259,116      260,135      261,480
                                                    ==========   ==========    =========

Weighted average number of shares - Diluted            278,449      275,006      289,362
                                                    ==========   ==========    =========

See accompanying notes to financial statements

                               TNR TECHNICAL, INC.

                       Statements of Shareholders' Equity

                    Years ended July 31, 2001, 2000 and 1999

                                            Additional
                            Common Stock      Paid-in     Retained     Treasury
                          Shares    Amount    Capital     Earnings       Stock
                          -------   ------   ---------   ----------    --------

Balances, July 31, 1998   301,581   $6,032   2,640,001     (178,236)   (196,154)

Net income                     --       --          --      321,192          --

Purchase of Company
   stock                       --       --          --           --      (6,119)
                          -------   ------   ---------   ----------    --------

Balances, July 31, 1999   301,581    6,032   2,640,001      142,956    (202,273)
                          =======   ======   =========   ==========    ========

Net income                     --       --          --      440,010          --

Purchase of Company
   stock                       --       --          --           --      (7,840)
                          -------   ------   ---------   ----------    --------

Balances, July 31, 2000   301,581    6,032   2,640,001      582,966    (210,113)
                          =======   ======   =========   ==========    ========

Net income                     --       --          --      522,121          --

Purchase of Company
   stock                       --       --          --           --      (5,022)
                          -------   ------   ---------   ----------    --------

Balances, July 31, 2001   301,581   $6,032   2,640,001    1,105,087    (215,135)
                          =======   ======   =========   ==========    ========

See accompanying notes to financial statements

                               TNR TECHNICAL, INC.

                            Statements of Cash Flows

                    Years ended July 31, 2001, 2000 and 1999

                                                            2001        2000        1999
                                                         ---------    --------    --------
Cash flows from operating activities:
   Net income                                            $ 522,121     440,010     321,192
   Adjustments to reconcile net income to net cash
      provided by operations:
         Deferred income taxes                              (2,000)    (13,000)     57,000
         Depreciation and amortization                      35,522      37,186      53,567
         Provision for doubtful accounts                     8,400       8,400      18,400
         Loss on disposition of fixed assets                 1,814      22,927          --
         Changes in operating assets and liabilities:
           Sales of short term investments                      --          --     167,181
           Accounts receivable                              (1,630)     22,511    (111,928)
           Inventories                                     (11,408)   (177,622)   (247,438)
           Prepaid expenses and other assets                  (862)     (2,982)     11,204
           Accounts payable and accrued expenses           (65,029)    183,979     155,876
           Deposits                                          4,175      (6,020)        233
           Income taxes receivable/payable                 (98,128)     25,000      86,011
                                                         ---------    --------    --------

             Net cash provided by operating activities     392,975     540,389     511,298
                                                         ---------    --------    --------

Cash flows from investing activities:
     Purchase of property and equipment                    (85,320)    (20,850)    (16,363)
                                                         ---------    --------    --------

             Net cash used in investing activities         (85,320)    (20,850)    (16,363)
                                                         ---------    --------    --------

See accompanying notes to financial statements

                               TNR TECHNICAL, INC.

                            Statements of Cash Flows

                    Years ended July 31, 2001, 2000 and 1999

                                                         2001           2000          1999
                                                      -----------    ----------    ----------
Cash flows from financing activities:
         Purchase of treasury stock                   $    (5,022)       (7,840)       (6,119)
         Principal payments on note payable                (5,390)      (12,249)      (11,338)
                                                      ---------------------------------------

             Net cash used in financing activities        (10,412)      (20,089)      (17,457)
                                                      ---------------------------------------

             Increase in cash and cash equivalents        297,243       499,450       477,478

Cash and cash equivalents - beginning of year           1,574,611     1,075,161       597,683
                                                      ---------------------------------------

Cash and cash equivalents - end of year               $ 1,871,854     1,574,611     1,075,161
                                                      =======================================

Supplemental disclosures of cash flow information:
         Cash paid during the year for interest       $        82           938         1,849
                                                      =======================================

         Cash paid during the year for income taxes   $   410,466       279,000        57,612
                                                      =======================================

See accompanying notes to financial statements

                               TNR TECHNICAL, INC.

                          Notes to Financial Statements

                             July 31, 2001 and 2000

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

      (e)   Revenue Recognition

            The Company, consistent with the practice of most entities operating in the battery distribution business, recognizes revenue upon shipment of battery products from its warehouse facilities. The Company's customers take title to the products at the time of shipment and bear the cost of freight. There is no continuing performance obligation by the Company subsequent to shipment of product.

      (f)   Advertising Costs

            Advertising expenditures relating to product distribution and marketing efforts consisting primarily of product presentation material, catalog preparation, printing and postage expenses are expensed as incurred.

                                                                     (Continued)

                               TNR TECHNICAL, INC.

                          Notes to Financial Statements

                             July 31, 2001 and 2000

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

      (h) Financial Instruments Fair Value, Concentration of Business and Credit Risks

            The carrying amount reported in the balance sheet for cash, accounts receivable, accounts payable and accrued expenses approximates fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount reported in the accompanying balance sheet for note payable approximates fair value because the actual interest rate does not significantly differ from current rates offered for instruments with similar characteristics. Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade accounts receivable which amount to approximately $650,000 and money market funds amounting to approximately $1,300,000. The Company performs periodic credit evaluations of its trade customers and generally does not require collateral. The Company maintains its cash balances at certain financial institutions in which balances are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company's uninsured balances amount to approximately $1,200,000 and $1,100,000 at July 31, 2001 and 2000, respectively.

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

                             July 31, 2001 and 2000

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

      (l)   Earnings Per Common Share

            Basic earnings per common share have been computed based upon the weighted average number of common shares outstanding during the years presented. Common stock equivalents resulting from the issuance of the stock options are included in the calculation of diluted earnings per share information.

      (m)   Reclassifications

            Certain amounts from 2000 and 1999 have been reclassified to conform with the 2001 presentation.

                               TNR TECHNICAL, INC.

                          Notes to Financial Statements

                             July 31, 2001 and 2000

(2)   Inventories

      Inventories consist of the following:

                                           2001         2000
                                           ----         ----

                  Finished goods        $1,213,541   1,196,277

                  Work-in-process           37,532      43,388
                                        ----------   ---------

                                        $1,251,073   1,239,665
                                        ==========   =========

(3)   Property and Equipment

      Property and equipment consists of the following:

                                                    2001       2000
                                                    ----       ----

                  Machinery and equipment         $251,854   206,317
                  Leasehold improvements            20,347    20,347
                                                  --------   -------

                                                   272,201   226,664
                  Less accumulated depreciation
                  and amortization                 115,323   117,770
                                                  --------   -------

                                                  $156,878   108,894
                                                  ========   =======

(4)   Note Payable

      Note payable consisted of an obligation payable (secured by vehicles) in monthly installments of $1,099 including interest at 7.75%. The note was paid in full during the year ended July 31, 2001.

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

                                                                     (Continued)

                               TNR TECHNICAL, INC.

                          Notes to Financial Statements

                             July 31, 2001 and 2000

(5)   Stock Option Plans (Continued)

      In December 1996, the Company granted options to purchase 30,000 shares of stock at an exercise price of $3.25 per share (the fair market value of the underlying stock at the date of grant) to three of its officers and directors. The options are exercisable for a ten-year period expiring in December 2006. In December 1998, the Company granted additional stock options to purchase 7,000 shares at an exercise price of $5.00 per share (the fair market value of the underlying stock at the date of grant) to three of its directors. The options are exercisable through December 2008.

      The 1998 Incentive and Non-Qualified Stock Option Plan, (the "1998 Plan"), was approved by the Board of Directors effective December 15, 1998 subject to stockholder approval within 12 months. The 1998 Plan covers 30,000 shares of Common Stock, subject to adjustment of shares under the anti-dilution provisions of the 1998 Plan. The 1998 Plan authorizes the issuance of the options covered thereby as either "Incentive Stock Options" within the meaning of the Internal Revenue Code of 1986, as amended, or as "Non-Statutory Stock Options." Persons eligible to receive options under the 1998 Plan include employees, directors, officers, consultants or advisors, provided that bona fide services shall be rendered by consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital raising transaction; however, only employees (who may also be officers and/or directors) are eligible to receive an Incentive Stock Option. The 1998 Plan also provides that no options may be granted after December 15, 2008. Except for the foregoing, the 1998 Plan is identical to the 1992 Plan. As of July 31, 2001, no options have been granted under the 1998 Plan.

      Options granted and issued by the Company consist of the following:

                                                               Weighted Average
                                                      Number        Price
                                                      ------   ----------------

            Balance outstanding, August 1, 1997       30,000        $3.25
                        Options granted                   --           --
                        Options expired                   --           --
                                                      ------        -----
            Balance outstanding, July 31, 1998        30,000         3.25
                        Options granted                7,000         5.00
                        Options expired                   --           --
                                                      ------        -----
            Balance outstanding, July 31, 1999        37,000         3.58
                        Options granted                   --           --
                        Options expired                   --           --
                                                      ------        -----
            Balance outstanding, July 31, 2000        37,000         3.58
                                                      ------        -----
                        Options granted                   --           --
                        Options expired                   --           --
                                                      ------        -----
            Balance outstanding, July 31, 2001        37,000        $3.58
                                                      ======        =====

                                                                     (Continued)

                               TNR TECHNICAL, INC.

                          Notes to Financial Statements

                             July 31, 2001 and 2000

(5)   Stock Option Plans (Continued)

      Information relating to options at July 31, 2001, summarized by exercise price, is as follows:

           Outstanding and Exercisable                   Weighted Average
           ---------------------------                   ----------------
      Exercise Price        Equivalent Shares     Exercise Price           Year
      --------------        -----------------     --------------           ----

          $ 3.25                 30,000                3.25                5.5
            5.00                  7,000                5.00                7.5
                                 ------
                                 37,000                3.58                5.9
                                 ======

      The Company continues to account for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 under which no compensation cost for stock options is recognized for stock option awards granted at or above fair market value.

      Had compensation expense been determined based upon fair values at the grant date for the award of options as described herein in accordance with SFAS No. 123, "Accounting for Stock-Base Compensation," the Company's net earnings and earnings per share would not be materially changed from the amounts as reported in the accompanying financial statements. The computation of the effect on net earnings and earnings per share with respect to outstanding options in accordance with SFAS 123 was calculated using the Black-Scholes option-pricing model which included the following significant assumptions:

            Risk-free interest rate                               5.25%
            Expected volatility                                  10.00%
            Expected dividend yield                               0.00%
            Expected life                                      10 years

      The weighted average fair value at the date of grant of the options granted during 1999 approximated $2.05 per option.

      Accordingly, management has not presented the pro forma effects of the application of SFAS No. 123 herein with respect to net earnings and earnings per share for the years ended July 31, 2001, 2000 and 1999.

                                                                     (Continued)

                               TNR TECHNICAL, INC.

                          Notes to Financial Statements

                             July 31, 2001 and 2000

(6)   Income Taxes

      The income tax provision for the years ended July 31, 2001, 2000 and 1999 consists of the following:

                                       2001         2000        1999
                                       ----         ----        ----

            Current:
                 Federal            $ 259,338     246,000    128,623
                 State                 53,000      58,000     15,000
                                    ---------    --------    -------

                                      312,338     304,000    143,623
                                    ---------    --------    -------

            Deferred:
                 Federal               (1,600)    (11,000)    51,000
                 State                   (400)     (2,000)     6,000
                                    ---------    --------    -------

                                       (2,000)    (13,000)    57,000
                                    ---------    --------    -------

                     Total          $ 310,338     291,000    200,623
                                    =========    ========    =======

      Income tax expense attributable to income before income tax differed from the amount computed by applying the U.S. Federal income tax rate of 34% to income from operations before income taxes as a result of the following:

                                               2001         2000      1999
                                               ----         ----      ----

      Computed "expected" tax expense       $ 283,000    249,000    178,000
      Increase (reduction) in income tax
        expense resulting from:
          State income taxes, net of
            federal income tax benefit         44,000     37,000     24,000
          Overaccrual of income tax
            liability in prior year           (14,000)        --         --
          Adjustment to deferred tax
            assets to reflect current
            effective tax rates and other      (2,662)     5,000     (1,377)
                                            ---------    -------   --------

                                            $ 310,338    291,000    200,623
                                            =========    =======   ========

                                                                     (Continued)

                               TNR TECHNICAL, INC.

                          Notes to Financial Statements

                             July 31, 2001 and 2000

(6)   Income Taxes - Continued

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at July 31, 2001 and 2000 are presented below:

                                                            2001      2000
                                                            ----      ----

      Deferred tax assets:
         Inventories, principally due to additional
           costs inventoried for tax purposes             $42,000   37,000
         Accounts receivable, due to allowance
           for uncollectible accounts                       8,000   11,000
                                                          -------   ------

                                                           50,000   48,000
      Less valuation allowance                                 --       --
                                                          -------   ------

                Total                                     $50,000   48,000
                                                          =======   ======

      Deferred taxes are presented in the accompanying balance sheets as:

                                                            2001     2000
                                                            ----     ----

                 Current deferred tax assets              $50,000   48,000
                 Noncurrent deferred tax assets                --       --
                                                          -------   ------

                                                          $50,000   48,000
                                                          =======   ======

      In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. Management considers the projected future taxable income and tax planning strategies in making this assessment. The Company believes that future earnings in addition to the amount of the taxable differences which will reverse in future periods, will be sufficient to offset recorded deferred tax assets and, accordingly, a valuation allowance is not considered necessary at July 31, 2001 and 2000.

                               TNR TECHNICAL, INC.

                          Notes to Financial Statements

                             July 31, 2001 and 2000

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

                  Year Ending July 31,
                  --------------------

                          2002                        $131,777
                          2003                         133,232
                          2004                          85,960
                          2005                          91,117
                          2006                          74,526

      Total lease and rental expense amounted to $148,499, $111,330, and $95,953 in 2001, 2000, and 1999, respectively. In 2001, 2000 and 1999 lease expense associated with related parties amounted approximately to $86,000, $81,000 and $78,000, respectively.

(8)   Sales to Major Customers

      During the years ended July 31, 2001, 2000 and 1999 no customer accounted for more than 10% of total revenues.

(9)   Supplementary Information

                                                 2001      2000      1999
                                                 ----      ----      ----

      Advertising costs                        $28,766    29,184    54,390
      Provision for doubtful accounts            8,400     8,400    18,400

      The provision for doubtful accounts and advertising costs are included in selling, general and administrative costs in the accompanying statements of operations.

                               TNR TECHNICAL, INC.

                          Notes to Financial Statements

                             July 31, 2001 and 2000

(10)  Non-Operating Expense

      Other non-operating expense for the years ended July 31, 2001 and 2000, net is comprised of the following:

                                                         2001        2000
                                                         ----        ----

            Loss on disposition of fixed assets        $ (1,814)   (22,927)
            Miscellaneous income (primarily customer
                 reimbursed freight costs)                4,826     11,200
                                                       --------    -------

                                                       $  3,012    (11,727)
                                                       ========    =======

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

            The names, ages and principal occupations of the Company's present directors, and the date on which their term of office commenced and expires, are listed below.

                              Term         First
                              Of           Became       Principal
Name                 Age      Office       Director     Occupation
----                 ---      ------       --------     ----------

Wayne Thaw           44        (1)           1983       Chairman of the Board
                                                        Chief Executive Officer
                                                        President

Jerrold Lazarus      69        (1)           1987       Retired

Norman L. Thaw       68        (1)           1979       President of
                                                        Stride Rite
                                                        Stables, Inc.,
                                                        Private Investor

Kathie Thaw          46       (1)            1996       Vice-President

Mitchell Thaw        45       (1)            1998       Temporarily
                                                        Retired

Patrick Hoscoe       38       (1)            1998       Vice President and
                                                        Operations Manager
                                                        of the Company's West
                                                        Coast Division

----------
(1) Directors are elected at the annual meeting of stockholders and hold office until the following annual meeting.

      Wayne Thaw is Chairman of the Board, Chief Executive Officer, Chief Financial Officer and President of the Company. Kathie Thaw and Patrick Hoscoe each serve as a Vice President of the Company. Katherine Thaw also serves as Secretary and Treasurer of the Company. The terms of all officers expire at the annual meeting of directors following the annual stockholders meeting. Officers serve at the pleasure of the Board and may be removed, either with or without cause, by the Board of Directors, and a successor elected by a majority vote of the Board of Directors, at any time.

      Wayne Thaw has served as Chairman of the Board and Chief Executive officer since December 2000 and President and Chief Operating Officer of the Company since November 1987. Mr. Thaw has been a full-time employee since 1980.

      Jerrold Lazarus has served as a director of the Company since October 1987. Mr. Lazarus was a full time employee and Chairman of the Board and Chief Executive Officer of the Company between October 1987 and January 2001. Since Mr. Lazarus retired from serving as an executive officer of the Company in January 2001, he has not been affiliated with another company.

      Norman L. Thaw is one of the founders of the Company and served as its Chairman and Chief Executive Officer between March 1987 and April 1988. For more than the past five years, Mr. Thaw's principal occupation is the President of Stride Rite Stables, Inc., a thoroughbred racing and breeding farm in South Florida.

      Kathie Thaw has been Vice-President and a director of the Company since December 1996 and his served as a consultant to the President over the past five years. Since December 2000, she has also served as Secretary and Treasurer of the Company.

      Mitchell Thaw has been director of the Company since December 1998 and has been temporarily retired since October 2001. From November 2000 until September 2001, he was Executive Vice President of KBC Securities, an international securities firm that traded derivatives stock options such as convertible bonds and Japanese warrants. From May 2000 to October 2000, he acted as a professional trader for his own account. From April 1999 through May 2000, Mr. Thaw served as a Director of Institutional Options at Schroder & Co., Inc. From 1988 through April 1998, Mr. Thaw was an executive for UBS Securities. Between April 1998 and March 1999, Mr. Thaw was not associated with any firms.

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

Family Relationships

      Norman L. Thaw is the father of Wayne Thaw and Mitchell Thaw. Wayne Thaw and Kathie Thaw are married.

Lack of Committees

      The Company has no standing audit, nominating and compensation committees of the Board of Directors or committees performing similar functions. The Company intends to nominate and elect an audit committee at such time as it has at least two independent directors who would make up at least a majority of the audit committee. The audit committee would establish a charter for the committee with responsibilities to include, without limitation, the power to: (i) select the independent certified public accountant and determine its independence; (ii) satisfy itself on behalf of the board that the external and internal auditing procedures assure reliable and informative accounting and financial reporting;
(iii) have meetings with management, or with the auditors, or with both management and auditors, to review the scope of the auditor's examination, audit reports and our internal auditing procedures and reviews; (iv) monitor policies established to prohibit unethical, questionable, or illegal activities by those associated with us; and (v) review the compensation paid to the auditors through annual audit and non-audit fees and the effect on the independence of the auditors in relation thereto, and to exercise the powers and authority of the Board of Directors to implement changes in connection with the foregoing or, at the Audit Committee's option, to make recommendations to the entire Board of Directors for its approval.

      The Company can provide no assurance that it will be successful in electing two independent directors to serve on the Board of Directors and audit committee thereof.

Item 11. Compensation of Directors and Executive Officers.

      The following table provides a summary compensation table with respect to each of the persons who served as executive officers of the Company in the past three years. During the past three fiscal years, the Company has not granted restricted stock awards or stock appreciation rights. In addition, the Company does not have a defined benefit or actuarial plan.

                           SUMMARY COMPENSATION TABLE

==================================================================================================
                                                                  Long Term Compensation
                                                                --------------------------
                             Annual Compensation                      Awards       Payouts
------------------------------------------------------------------------------------------
          (a)       (b)        (c)         (d)          (e)          (f)    (g)       (h)    (i)
                                                       Other                                All
         Name                                         Annual    Restricted                  Other
          and                                         Compen-     Stock   Number     LTIP  Compen-
       Principal                                      sation     Award(s)   of      Payout Sation
       Position    Year    Salary ($)   Bonus ($)     ($)(1)       ($)    Options    ($)    ($)
--------------------------------------------------------------------------------------------------
                   2001      31,900       1,450      97,314(2)      0        0        0       0
                  --------------------------------------------------------------------------------
Jerrold Lazarus,
Former CEO         2000      75,400      27,000           0         0        0        0       0
                  --------------------------------------------------------------------------------
                   1999      75,400      18,000           0         0      2,000      0       0
--------------------------------------------------------------------------------------------------
                   2001     123,677      42,404           0         0        0        0       0
                  --------------------------------------------------------------------------------
Wayne Thaw,
CEO, President     2000     112,288      38,400           0         0       -0-       0       0
                  --------------------------------------------------------------------------------
                   1999     107,042      17,000           0         0      3,000      0       0
--------------------------------------------------------------------------------------------------
Patrick Hoscoe,    2001      82,201      24,147           0         0        0        0       0
Vice President    --------------------------------------------------------------------------------
                   2000      73,724      22,717           0         0       -0-       0       0
                  --------------------------------------------------------------------------------
                   1999      68,909      18,000           0         0      2,000      0       0
--------------------------------------------------------------------------------------------------

----------
(1) Does not include the value of a leased or company owned automobile provided to each officer for business purposes.

(2) Jerry Lazarus retired in January 2001 and received $83,199 in cash and $14,115, representing the value of an automobile. Of the $83,199, approximately $75,000 was accrued in fiscal 2000 and the balance of his retirement benefits of $21,914 was accrued in fiscal 2001.

      The Company has no employment contracts with its executive officers. Wayne Thaw is currently receiving an annual salary of $125,000 plus bonuses as determined by the Board of Directors. The Company also pays for the cost of gasoline, repairs and insurance related to an automobile purchased by the Company in December 2000 for Mr. Wayne Thaw's use. Patrick Hoscoe currently receives an annual salary of approximately $86,000 plus bonuses as determined by the Company's Board of Directors.

      Directors do not presently receive compensation for serving on the Board or on its committees. Depending on the number of meetings and the time required for the Company's operations, the Company may decide to compensate its directors in the future.

      The Company leases its employees from a non-affiliated company which has established a 401(k) plan pursuant to which the Company matches employees' contributions of an amount equal to $.50 per employee's contributed dollar up to a maximum matching contribution of six percent of the income of each respective employee. The Company has no other annuity, pension, or retirement benefits for its employees. Except as described herein, the Company has not afforded any of its officers or directors any other personal benefits, the value of which exceeds 10% of his cash compensation, which is not directly related to job performance or provided generally to all salaried employees.

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

      The 1998 Plan

      The 1998 Incentive and Non-Qualified Stock Option Plan, (the "1998 Plan"), was approved by the Board of Directors effective December 15, 1998 subject to stockholder approval within 12 months. The 1998 Plan covers 30,000 shares of Common Stock, subject to adjustment of shares under the anti-dilution provisions of the 1998 Plan. The 1998 Plan authorizes the issuance of the options covered thereby as either "Incentive Stock Options" within the meaning of the Internal Revenue Code of 1986, as amended, or as "Non-Statutory Stock Options." Persons eligible to receive options under the 1998 Plan includes employees, directors, officers, consultants or advisors, provided that bona fide services shall be rendered by consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital raising transaction; however, only employees (who may also be officers and/or directors) are eligible to receive an Incentive Stock Option. The 1998 Plan also provides that no options may be granted after December 15, 2008. Except for the foregoing, the 1998 Plan is identical to the 1992 Plan. As of September 30, 2001, no options have been granted under the 1998 Plan.

                               OPTION GRANTS TABLE

      The information provided in the table below provides information with respect to individual grants of stock options during fiscal 2001 of each of the executive officers named in the summary compensation table above. The Company did not grant any stock appreciation rights during 2001.

                        Option Grants in Last Fiscal Year

====================================================================================================
                                                                               Potential
                          Individual Grants                               Realizable Value at
                                                                             Assumed Annual
                                                                   Rates of Stock Price Appreciation
                                                                          for Option Term (2)
----------------------------------------------------------------------------------------------------
               (a)        (b)         (c)        (d)        (e)     (f)                     (g)
                                     % of
                                     Total
                                   Options/
                                  Granted to
                        Options    Employees   Exercise   Expira-
                        Granted    in Fiscal    Price       tion
              Name        (#)       Year (1)    ($/Sh)      Date   5% ($)                 10% ($)
----------------------------------------------------------------------------------------------------
Wayne Thaw                 0           0         N/A        N/A     N/A                    N/A
----------------------------------------------------------------------------------------------------
Jerrold Lazarus            0           0         N/A        N/A     N/A                    N/A
----------------------------------------------------------------------------------------------------
Patrick Hoscoe             0           0         N/A        N/A     N/A                    N/A
----------------------------------------------------------------------------------------------------

N/A - Not Applicable.

----------
(1) The percentage of total options granted to employees in fiscal year is based upon options granted to officers, directors and employees.

(2) The potential realizable value of each grant of options assumes that the market price of the Company"s Common Stock appreciates in value from the date of grant to the end of the option term at annualized rates of 5% and 10%, respectively, and after subtracting the exercise price from the potential realizable value.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES

      The information provided in the table below provides information with respect to each exercise of stock option during fiscal 2001 by each of the executive officers named in the summary compensation table and the fiscal year end value of unexercised options.

================================================================================
     (a)             (b)         (c)            (d)                  (e)

                                                                   Value of
                                             Number of           Unexercised
                   Shares                   Unexercised          In-the-Money
                  Acquired                     Options at          Options
                     on         Value        FY-End (#)          at Fy-End($)
                  Exercise     Realized     Exercisable/         Exercisable/
     Name            (#)        ($)(1)      Unexercisable      Unexercisable(1)
--------------------------------------------------------------------------------
Wayne Thaw           -0-         -0-          13,000/0            42,200/ 0
--------------------------------------------------------------------------------
Jerrold Lazarus      -0-         -0-          12,000/0            40,300/ 0
--------------------------------------------------------------------------------
Patrick Hoscoe       -0-         -0-          2,000/0              3,800/0
--------------------------------------------------------------------------------

(1) The aggregate dollar values in column (c) and (e) are calculated by determining the difference between the fair market value of the Common Stock underlying the options and the exercise price of the options at exercise or fiscal year end, respectively. In calculating the dollar value realized upon exercise, the value of any payment of the exercise price is not included. Fiscal year end value based upon a market price of $6.90 per share determined as of the close of business on June 26, 2001, the last trade before the end of our fiscal year on July 31, 2001.

Report of the Board of Directors on Executive Compensation

      During fiscal 2001, the entire Board which consists of Norman Thaw, Jerrold Lazarus, Wayne Thaw, Kathie Thaw , Mitchell Thaw and Patrick Hoscoe, held primary responsibility for determining executive compensation levels. The goals of the Company's compensation program is to align compensation with business objectives and performance and to enable the Company to attract, retain and reward executive officers and other key employees who contribute to the long-term success of the Company. The Company has provided on a prospective basis annual incentive opportunity to several of its key employees sufficient to provide motivation to achieve specific operating goals. The foregoing report has been approved by all members of the board of directors.

                        Wayne Thaw -Chairman
                        Jerrold Lazarus - Former Chairman
                        Norman Thaw
                        Kathie Thaw
                        Mitchell Thaw
                        Patrick Hoscoe

Compensation Committee Interlocks and Insider Participation

      During fiscal 2001, Jerrold Lazarus, Wayne Thaw, Kathie Thaw and Patrick Hoscoe, executive officers of the Company, were involved in determining executive officer compensation levels as members of the Board of Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

      As of September 30, 2001, the Company had outstanding 258,829 shares of Common Stock. The only persons of record who presently hold or are known to own (or believed by the Company to own) beneficially more than 5% of the outstanding shares of such class of stock is listed below. The following table also sets forth certain information as to holdings of the Company's Common Stock of all officers and directors individually, and all officers and directors as a group. The shares shown in the table below for Norman Thaw and his sons, Wayne Thaw and Mitchell Thaw are not beneficially owned by each other and are listed separately.

================================================================================
                               Name and Address of     Number of     Approximate
Title of Class                 Beneficial Owner (1)      Shares        Percent
--------------------------------------------------------------------------------
Common Stock                   Wayne Thaw (3)(8)         64,592        23.8
--------------------------------------------------------------------------------
Common Stock                   Norman L. Thaw (2)(8)     55,228        21.3
--------------------------------------------------------------------------------
Common Stock                   Jerrold Lazarus (5)       12,691         4.7
--------------------------------------------------------------------------------
Common Stock                   Kathie Thaw (4)(8)        10,000         3.7
--------------------------------------------------------------------------------
Common Stock                   Patrick Hoscoe (6)         2,000         0.8
--------------------------------------------------------------------------------
Common Stock                   Mitchell A. Thaw (8)      21,525         8.3
--------------------------------------------------------------------------------
Common Stock                   All Directors and
                               Officers as a group
                               (six persons) (7)        166,036        56.1
--------------------------------------------------------------------------------

----------
(1) All shares are directly owned, and the sole investment and voting power is held, by the persons named. The address for all officers and directors is 301 Central Park Drive, Sanford, Florida 32771.

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

Item 13. Certain Relationships and Related Transactions.

      See Item 2 regarding the description of lease between the Company and a RKW Holding Ltd. ("RKW"), a Florida Limited Partnership, controlled by Wayne Thaw. In fiscal 2001, 2000 and 1999, $78,424, $74,690 and $71,133, respectively, were paid by the Company to RKW, which amount is expected to increase by approximately 5% for fiscal 2002. The foregoing amounts paid to RKW do not include insurance reimbursement of approximately $2,000 per year and property taxes paid of approximately $8,000 per year.

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

             3(A) By-Laws. (1)

             3(B) February 1992 Certificate of Amendment to Certificate of
                  Incorporation (2)

            10 Lease Agreement dated January 17, 1996 by and between RKW Holding Ltd. and the Registrant (3)

            11    Earnings per share. See Financial Statements

            99    1998 Incentive and Non-Statutory Stock Option Plan (4)

----------
(1) Exhibits 3 and 3(A) are incorporated by reference from Registration No. 2-85110 which were filed in a Registration Statement on Form S-18.

(2) Incorporated by reference to Form 10-K for the fiscal year ended July 31, 1992.

(3) Incorporated by reference to Form 10-K for the fiscal year ended July 31, 1996.

(4) Incorporated by reference to Form 10-K for the fiscal year ended July 31, 1999.

      (b)         Reports on Form 8-K.
                  --------------------

                  No Reports on Form 8-K were filed or required to be filed during the quarter ended July 31, 2001.

                                   SIGNATURES

      Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TNR TECHNICAL, INC.


                                        By: /s/ Wayne Thaw
                                           -------------------------------------
                                           Wayne Thaw, Chief Executive Officer

Dated: Sanford, Florida
October 19, 2001

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures                          Title                             Date
----------                          -----                             ----


/s/ Norman L. Thaw                  Director                    October 19, 2001
-----------------------
   Norman L. Thaw


/s/ Jerrold Lazarus                 Director                    October 19, 2001
-----------------------
    Jerrold Lazarus


/s/ Wayne Thaw                      Chairman of the             October 19, 2001
-----------------------             Board, Chief
     Wayne Thaw                     Executive Officer
                                    President,
                                    Chief Financial
                                    and Accounting
                                    Officer


/s/ Kathie Thaw                     Vice President,             October 19, 2001
-----------------------             Treasurer,
 Kathie Thaw                        Secretary
                                    and Director


/s/ Mitchell Thaw                   Director                    October 19, 2001
-----------------------
Mitchell Thaw


/s/ Patrick Hoscoe                  Vice President              October 19, 2001
-----------------------             and Director
Patrick Hoscoe

Norman Thaw, Kathie Thaw, Wayne Thaw, Mitchell Thaw, Patrick Hoscoe and Jerrold Lazarus represent all the members of the Board of Directors.