Form 10-Q
period 2001-10-31
TNR TECHNICAL INC
filed 2001-12-14
CIK 723615

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended October 31, 2001

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

Commission File Number: 0-13011
-------------------------------

                               TNR TECHNICAL, INC.
             -------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           New York                                     11-2565202
 ------------------------------------       ------------------------------------
 (State or other jurisdiction               (I.R.S. Employer Identification No.)
 of incorporation or organization)

 301 Central Park Drive
 Sanford, Florida                                           32771
 ----------------------------------------              --------------
 (Address of principal executive offices)               (Zip  Code)

 Registrant's telephone number,
 including area code:                                  (407) 321-3011
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
                                                  ----  ----

258,829 Common Shares, $.02 par value were issued and outstanding at
--------------------------------------------------------------------
October 31, 2001.
-----------------

                               TNR TECHNICAL, INC.

                                      Index


                                                                           Page
                                                                          Number
                                                                          ------

PART 1.           FINANCIAL INFORMATION

    Item 1.           Financial Statements

                      Balance Sheets
                        October 31, 2001 (Unaudited) and
                        and July 31, 2001                                    1

                      Statements of Operations
                       Three months ended
                         October 31, 2001 (Unaudited) and
                         October 31, 2000 (Unaudited)                        2

                      Statements of Cash Flows
                        Three months ended
                          October 31, 2001 (Unaudited) and
                          October 31, 2000 (Unaudited)                       3

                      Notes to Financial Statements (Unaudited)              4

    Item 2.           Management's Discussion and Analysis of
                           Financial Condition and Results of Operations     5

PART II.          OTHER INFORMATION                                          7

SIGNATURES

                               TNR TECHNICAL, INC.

                                 Balance Sheets


                    Assets
                                                                                          October 31, 2001
                                                                        July 31, 2001       (Unaudited)
                                                                      ---------------     ---------------
Current assets:
      Cash and cash equivalents                                       $    1,871,854            2,207,064
      Accounts receivable - trade, less allowance for doubtful
         accounts of $20,333  and $21,324                                    655,351              782,776
      Inventories                                                          1,251,073              985,700
      Prepaid expenses and other current assets                               11,254               10,632
      Deferred income taxes                                                   50,000               50,000
                                                                      ---------------     ----------------
                   Total current assets                                    3,839,532            4,036,172

      Property and equipment, at cost, net of accumulated
         depreciation and amortization                                       156,878              149,131

      Deposits                                                                15,457               15,457
                                                                      ---------------     ----------------
                   Total assets                                          $ 4,011,867            4,200,760
                                                                      ===============     ================

    Liabilities and Shareholders' Equity

Current liabilities:
      Accounts payable                                                     $ 190,383              140,986
      Accrued expenses                                                       248,627              158,935
      Income taxes payable                                                    36,872              137,872
                                                                      ---------------     ----------------
                   Total current liabilities                                 475,882              437,793
                                                                      ---------------     ----------------

Shareholders' equity:
      Common stock - $0.02 par value, authorized 500,000
         shares; issued 301,581 shares                                         6,032                6,032
      Additional paid in capital                                           2,640,001            2,640,001
      Retained earnings                                                    1,105,087            1,332,159
      Treasury stock - 42,752 and 42,762 shares                             (215,135)            (215,225)
                                                                      ---------------     ----------------
                   Total shareholders' equity                              3,535,985            3,762,967
                                                                      ---------------     ----------------
                                                                      $    4,011,867            4,200,760
                                                                      ===============     ================


See accompanying notes to financial statements.

                               TNR TECHNICAL, INC.

                            Statements of Operations


                                                            Three Months Ended
                                                                October 31,
                                                          2001              2000
                                                        (Unaudited)      (Unaudited)
                                                      ---------------    -----------
Revenues:
     Net sales                                            $2,030,707     2,349,425
                                                         -----------    ----------

Cost and expenses:
     Cost of goods sold                                    1,345,512     1,793,427
     Selling, general and administrative                     335,599       314,528
                                                         -----------    ----------

                                                           1,681,111     2,107,955
                                                         -----------    ----------

               Operating income                              349,596       241,470

Non-operating revenue:
     Interest income                                          14,194        23,742
                                                         -----------    ----------

               Income before income taxes                    363,790       265,212

Provision for income taxes                                   136,718       106,000
                                                         -----------    ----------

               Net income                                  $ 227,072       159,212
                                                         ===========    ==========

Basic earnings per share                                   $    0.88          0.61
                                                         ===========    ==========

Diluted earnings per share                                 $    0.80          0.56
                                                         ===========    ==========

Weighted average number of shares outstanding - basic        258,821       259,489
                                                         ===========    ==========

Weighted average number of shares outstanding - diluted      284,433       283,676
                                                         ===========    ==========


See accompanying notes to financial statements

                               TNR TECHNICAL, INC.

                            Statements of Cash Flows

                                                                                        Three months ended
                                                                                            October 31,
                                                                                       2001             2000
                                                                                   (Unaudited)       (Unaudited)
                                                                                   ------------      -----------
Cash flows from operating activities:
     Net income                                                                    $   227,072          159,212
     Adjustments to reconcile net income to net cash
        provided by operating activities:
           Depreciation and amortization                                                10,212            6,931
           Deferred income taxes                                                             -           (4,000)
           Provision for bad debt                                                        2,100            2,100
           Changes in operating assets and liabilities:
               Accounts receivable                                                    (129,525)        (243,015)
               Deposits                                                                      -            2,635
               Inventories                                                             265,373          124,765
               Prepaid expenses and other assets                                           622            2,380
               Income taxes payable                                                    101,000          (11,338)
               Accounts payable and accrued expenses                                  (139,089)         (46,915)
                                                                                   -----------      -----------

                          Net cash provided by (used in) operating activities          337,765           (7,245)
                                                                                   -----------      -----------

Cash flows from investing activities:
     Purchase of property and equipment                                                 (2,465)          (2,330)
                                                                                   -----------      -----------

                          Net cash used in investing activities                         (2,465)          (2,330)
                                                                                   -----------      -----------

Cash flows from financing activities:
     Purchase of treasury stock                                                            (90)            (275)
     Payment of principal on note payable                                                    -           (5,390)
                                                                                   -----------      -----------

                          Net cash used in financing activities                            (90)          (5,665)
                                                                                   -----------      -----------

Increase (decrease) in cash and cash equivalents                                       335,210          (15,240)

Cash and cash equivalents - beginning of period                                      1,871,854        1,574,611
                                                                                   -----------      -----------

Cash and cash equivalents - end of period                                          $ 2,207,064        1,559,371
                                                                                   ===========      ===========


See accompanying notes to financial statements

                               TNR TECHNICAL, INC.

                          Notes to Financial Statements



(1)      Presentation of Unaudited Financial Statements

         The unaudited financial statements have been prepared in accordance with rules of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. The information furnished, in the opinion of management, reflects all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of October 31, 2001, and results of operations and cash flows for the three month periods ended October 31, 2001 and 2000. The results of operations are not necessarily indicative of results which may be expected for any other interim period, or for the year as a whole.

(2)      Sales to Major Customers

         During the three months ended October 31, 2001 and 2000, no customer accounted for more than 10% of total revenue.

(3)      Inventories

         Inventories consist of the following:

                                                        October 31, 2001
                                     July 31, 2001        (Unaudited)
                                    --------------      ----------------

          Finished goods            $    1,213,541             956,129
          Work-in-progress                  37,532              29,571
                                    --------------       -------------
                                    $    1,251,073             985,700
                                    ==============       =============

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

Liquidity and Capital Resources

Working capital amounted to $3,598,379 at October 31, 2001 as compared to $3,363,650 at July 31, 2001. Cash and short-term investments amounted to $2,207,064 at October 31, 2001 as compared to $1,871,854 at July 31, 2001. As more fully described in the statement of cash flows' included in the Company's financial statements elsewhere herein, net cash provided by operating activities for the quarter ended was $337,765.

During the quarter ended October 31, 2001, cash flow from operating activities was provided primarily by the Company's net income of $227,072. Sales activity during the first quarter resulted in increased accounts receivable balances ($129,525) while reducing inventory levels ($265,373). Accounts payable and accrued expenses were reduced by $139,089 during the quarter (primarily as a result of bonus payments of $80,000, computer consulting costs of approximately $9,000, combined with an approximate $50,000 reduction in accounts payable to take advantage of vendor discounts, and a general slowing of purchases of inventory in an effort to reduce overall inventory levels). In addition, net cash was used in investing activities to purchase property and equipment, and net cash was used in financing activities to purchase treasury stock.

For the three months ended October 31, 2000, cash was used in operating activities as a result of increases in accounts receivable and decreases in payables partially offset by decreases in inventories and the Company's net income. The Company's accounts receivable increased as a result of an increase in sales volume. Cash generated during this period was used to pay certain accrued obligations, such as employee bonuses, which resulted in an overall decrease in accounts payable and accrued expenses. Net cash was used in investing activities to purchase property and equipment, and in financing activities to purchase treasury stock.

The Company's short term and long term liquidity needs have been satisfied from internal sources including cash from operations and amounts available from the Company's working capital. During the balance of fiscal 2002 and on a long-term basis, management expects this trend to continue. There are no material commitments for capital expenditures or any long term credit arrangements as of October 31, 2001.

Results of Operations

Sales for the first quarter ended October 31, 2001 decreased 14% or $318,718 from the first quarter ended October 31, 2000. During the first quarter 2000, the Company had some large, one-time sales to certain customers, which were not repeated in 2001. Cost of goods sold was reduced by 25% primarily as a result of reductions in sales volume. However, gross profit increased by $129,197 or 23% in 2001 from the corresponding period of the prior year and gross margin increased by 10%. This increase was the result of more competitive vendor pricing, efficiencies in shop labor costs and a conscious effort to more aggressively price the Company's products during the quarter.

Operating (selling, general and administrative) expenses increased from $314,528 in the three months ended October 31, 2000 to $335,599 for the three months ended October 31, 2001. The $21,071 increase is primarily comprised of increases in salary expense ($9,000), advertising ($3,000), depreciation ($3,000) and certain sales related expenses ($6,000). Operating expenses when expressed as a percentage of net sales for the three months ended October 31, 2001 was approximately 16.5% as compared to 13.4% for the comparable period of the prior year. The increased percentage of operating costs expressed as a percentage of sales was caused substantially by the decrease in sales.

The Company did not charge its operations with any research and development costs during the first quarter ended October 31, 2001. Interest income decreased from $23,742 in the first quarter ended October 31, 2000 to $14,194 for the quarter ended October 31, 2001 despite increased cash balances due to a decrease in interest rates.

Net income for the first quarter ended October 31, 2001 was $227,072 as compared to $159,212 for the first quarter ended October 31, 2000. Basic earnings per share were $0.88 and $0.61 in 2001 and 2000, respectively.

Management of TNR Technical, Inc. has received a number of comments from its odd lot stockholders regarding the costs associated with the sale of their odd lots. Further, Management would like to reduce TNR's expense of maintaining mailings to odd lot holders (i.e. 99 shares or less) from its stockholders of record on December 15, 1995 so long as such purchases would not have the effect of reducing TNR's record holders to 500 or less. The purchase price to be paid will be based upon the closing asked price on the NASD electronic bulletin board of TNR's Common Stock for the preceding trading day. Stockholders will not be permitted to breakup their stockholdings into odd lots and stockholders or their legal representatives must affirm to TNR that the odd lot shares submitted for payment represent the stockholder's entire holdings and that such holdings do not exceed 99 shares. (This offer shall be open to all odd lot beneficial holders even those held in street or nominee name so long as the proper representations can be obtained satisfactory to TNR that the shares are odd lot shares, were owned by the beneficial stockholder as of December 15, 1995 and represent such stockholder's entire holdings of TNR.) This offer will not be valid in those states or jurisdictions where such offer or sale would be unlawful.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings:         None

Item 2.  Changes in Securities:     None

Item 3.  Defaults Upon Senior Securities:   None

Item 4.  Submission of Matters to a Vote of Security Holders:

         During the quarter ended October 31, 2001 the Company did not have any meeting of stockholders. However, on November 29, 2001, the Registrant held its annual meeting of stockholders at which time the stockholders reelected the incumbent six directors, namely, Jerrold Lazarus, Norman Thaw, Wayne Thaw, Kathie Thaw, Mitchell Thaw and Patrick Hoscoe for a period of one year and until their successors are elected and shall qualify.

Item 5.  Other Information:        None

Item 6.  Exhibits and Reports on Form 8-K:

         (a) Exhibits

             11 Earnings per share - included in the Statements of Operations

             27  Financial Data Schedule

         (b) During the quarter ended October 31, 2001, no report on Form 8-K was filed or required to be filed.

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

                                              TNR TECHNICAL, INC.
                                     ------------------------------------
                                                 (Registrant)

Dated: December 12, 2001
                                     By Wayne Thaw
                                        -------------------------------
                                        Wayne Thaw, Chairman of the Board,
                                        Chief Executive Officer, President,
                                        Chief Accounting and Financial Officer)