Form 10-Q
period 2002-01-31
TNR TECHNICAL INC
filed 2002-03-18
CIK 723615

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended January 31, 2002

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                         Commission File Number: 0-13011

                               TNR TECHNICAL, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


            New York                                    11-2565202
--------------------------------------------------------------------------------
   (State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)

       301 Central Park Drive
          Sanford, Florida                                   32771
--------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip  Code)

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

                               Yes [X]    No [ ]


257,623 Common Shares, $.02 par value were issued and outstanding at January 31, 2002

                               TNR TECHNICAL, INC.

                                      Index


                                                                           Page
                                                                          Number
                                                                          ------

PART 1.      FINANCIAL INFORMATION

    Item 1.  Financial Statements

             Balance Sheets
               January 31, 2002 (Unaudited)
                 and July 31, 2001                                            3

             Statements of Operations
              Three and six months ended
                January 31, 2002 (Unaudited) and
                January 31, 2001 (Unaudited)                                  4

             Statements of Cash Flows
                 Six months ended
                 January 31, 2002 (Unaudited) and
                 January 31, 2001 (Unaudited)                                 5

             Notes to Financial Statements (Unaudited)                        6

    Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations              7-8

PART II.     OTHER INFORMATION                                                9

                               TNR TECHNICAL, INC.

                                 Balance Sheets


                                     Assets
                                                                             January 31, 2002
                                                               July 31, 2001   (Unaudited)
                                                               -------------   -----------
Current assets:
     Cash and cash equivalents                                  $ 1,871,854      2,055,173
     Accounts receivable - trade, less allowance for doubtful
         accounts of $20,333 and $21,758                            655,351        684,128
     Inventories                                                  1,251,073      1,186,408
     Prepaid expenses and other current assets                       11,254         10,112
     Deferred income taxes                                           50,000         48,000
                                                                -----------    -----------

               Total current assets                               3,839,532      3,983,821

     Property and equipment, at cost, net of accumulated
         depreciation and amortization                              156,878        138,919
     Deposits                                                        15,457         15,457
                                                                -----------    -----------

               Total assets                                     $ 4,011,867      4,138,197
                                                                ===========    ===========

                      Liabilities and Shareholders' Equity

Current liabilities:
     Accounts payable                                           $   190,383        177,171
     Accrued expenses                                               248,627        147,885
     Income taxes payable                                            36,872          2,872
                                                                -----------    -----------

               Total current liabilities                            475,882        327,928
                                                                -----------    -----------

Shareholders' equity:
     Common stock - $.02 par value, authorized 500,000
        shares; issued 301,581 shares                                 6,032          6,032
     Additional paid in capital                                   2,640,001      2,640,001
     Retained earnings                                            1,105,087      1,389,642
     Treasury stock - 42,752 and 43,958 shares                     (215,135)      (225,406)
                                                                -----------    -----------

               Total shareholders' equity                         3,535,985      3,810,269
                                                                -----------    -----------

                                                                $ 4,011,867      4,138,197
                                                                ===========    ===========

                See accompanying notes to financial statements.

                               TNR TECHNICAL, INC.

                            Statements of Operations

                                                            Three Months Ended          Six Months Ended
                                                                January 31,                January 31,
                                                             2001         2002         2001         2002
                                                          (Unaudited)  (Unaudited)  (Unaudited)  (Unaudited)
                                                          ----------   ----------   ----------   ----------
Revenues:
     Net sales                                            $1,885,859    1,874,603    4,235,284    3,905,310
                                                          ----------   ----------   ----------   ----------

Costs and expenses:
     Cost of goods sold                                    1,342,097    1,464,409    3,135,524    2,809,921
     Selling, general and administrative                     336,062      322,219      650,590      657,818
                                                          ----------   ----------   ----------   ----------
                                                           1,678,159    1,786,628    3,786,114    3,467,739
                                                          ----------   ----------   ----------   ----------

               Operating income                              207,700       87,975      449,170      437,571

Non-operating revenue (expense):
     Interest income                                          21,731        8,508       45,473       22,702
     Other                                                     1,665         --          1,665         --
                                                          ----------   ----------   ----------   ----------

               Income before income taxes                    231,096       96,483      496,308      460,273

Provision for income taxes                                    91,000       39,000      197,000      175,718
                                                          ----------   ----------   ----------   ----------

               Net income                                 $  140,096       57,483      299,308      284,555
                                                          ==========   ==========   ==========   ==========

Basic earnings per share                                  $     0.54         0.22         1.15         1.10
                                                          ==========   ==========   ==========   ==========

Diluted earnings per share                                $     0.51         0.20         1.09         1.00
                                                          ==========   ==========   ==========   ==========

Weighted average number of shares outstanding - basic        259,190      258,306      259,348      258,527
                                                          ==========   ==========   ==========   ==========

Weighted average number of shares outstanding - diluted      274,698      283,918      274,594      284,139
                                                          ==========   ==========   ==========   ==========

                See accompanying notes to financial statements.

                               TNR TECHNICAL, INC.

                            Statements of Cash Flows

                                                                    Six Months Ended
                                                                        January 31,
                                                                    2001           2002
                                                                (Unaudited)    (Unaudited)
                                                                -----------    -----------
Cash flows from operating activities:
    Net income                                                  $   299,308        284,555
    Adjustments to reconcile net income to net cash
        provided by operating activities:
           Depreciation and amortization                             15,653         20,424
           Deferred income taxes                                     (8,000)         2,000
           Changes in operating assets and liabilities:
               Accounts receivable                                  (78,031)       (28,777)
               Income taxes payable                                 (60,466)       (34,000)
               Inventories                                         (232,201)        64,665
               Prepaid expenses and other assets                     (2,393)         1,142
               Deposits                                               2,635           --
               Accounts payable and accrued expenses                109,262       (113,954)
                                                                -----------    -----------

                    Net cash provided by operating activities        45,767        196,055
                                                                -----------    -----------

Cash flows from investing activities:
    Purchase of property and equipment                              (26,793)        (2,465)
                                                                -----------    -----------

                    Net cash used in investing activities           (26,793)        (2,465)
                                                                -----------    -----------

Cash flows from financing activities:
    Purchase of treasury stock                                       (4,277)       (10,271)
    Payment of principal on note payable                             (5,390)          --
                                                                -----------    -----------

                    Net cash used in financing activities            (9,667)       (10,271)
                                                                -----------    -----------

                    Increase in cash and cash equivalents             9,307        183,319

Cash and cash equivalents - beginning of period                   1,574,611      1,871,854
                                                                -----------    -----------

Cash and cash equivalents - end of period                       $ 1,583,918      2,055,173
                                                                ===========    ===========


                See accompanying notes to financial statements.

                               TNR TECHNICAL, INC.

                          Notes to Financial Statements


(1)      Presentation of Unaudited Financial Statements

         The unaudited financial statements have been prepared in accordance with rules of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. The information furnished, in the opinion of management, reflects all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of January 31, 2002, and results of operations and cash flows for the three and six month periods ended January 31, 2002 and 2001. The results of operations are not necessarily indicative of results which may be expected for any other interim period, or for the year as a whole.

(2)      Sales to Major Customers

         During the six months ended January 31, 2002 and 2001, no customer accounted for more than 10% of total revenue.

(3)      Inventories

         Inventories consist of the following:

                                                          January 31, 2002
                                             July 31, 2001   (Unaudited)
                                             -------------   ----------

         Finished goods                        $1,213,541     1,150,816
         Purchased parts and materials             37,532        35,592
                                               ----------    ----------

                                               $1,251,073     1,186,408
                                               ==========    ==========

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

Forward Looking Statements

         The information contained in this Form 10-Q are intended to update the information contained in the Company's Annual Report on Form 10-K for the year ended July 31, 2001 and such information presumes that readers have access to, and will have read, the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other information contained in such Form 10-K and other Company filings with the Securities and Exchange Commission ("SEC").

         This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, and actual results could be significantly different than those discussed in this Quarterly Report on Form 10-Q. Certain statements contained herein are forward-looking statements. These statements discuss, among other things, expected growth, future revenues and/or future performance. Although we believe the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by us or on our behalf. The forward-looking statements are subject to risks and uncertainties including, without limitation, the following: (a) changes in levels of competition from current competitors and potential new competition and (b) costs of acquiring inventory. The foregoing should not be construed as an exhaustive list of all factors that could cause actual results to differ materially from those expressed in forward-looking statements made by us. All forward-looking statements included in this document are made as of the date hereof, based on information available to the Company on the date thereof, and the Company assumes no obligation to update any forward-looking statements.

Liquidity and Capital Resources

         Working capital amounted to $3,655,893 at January 31, 2002 as compared to $3,363,650 at July 31, 2001. Cash and short-term investments amounted to $2,055,123 at January 31, 2002 as compared to $1,871,854 at July 31, 2001. As more fully described in the statement of cash flows included in the Company's financial statements elsewhere herein, net cash provided by operating activities for the six months ended was $196,055.

         During the six months ended January 31, 2002, cash flow from operating activities was provided primarily by the Company's net income of $284,555. Sales activity during the period increased accounts receivable balances ($28,777) and reduced inventory levels ($64,665). Accounts payable and accrued expenses were reduced by $113,954 during the first half of the year primarily as a result of bonus payments of $73,000 and the completion of computer hardware and software upgrades of $14,000. In addition, net cash was used in investing activities to purchase equipment and in financing activities to purchase treasury stock.

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

         The Company's short term and long term liquidity needs have been satisfied from internal sources including cash from operations and amounts available from the Company's working capital. During the balance of fiscal 2002 and on a long-term basis, management expects this trend to continue. There are no material commitments for capital expenditures or any long-term credit arrangements as of January 31, 2002.

Results of Operations

         Sales for the three months ended January 31, 2002 as compared to the comparable period of the prior year remained relatively constant. Cost of goods sold for the three months ended January 31, 2002 increased 9%, or $122,312 as compared to the three months ended January 1, 2001 primarily as a result of increases in vendor pricing, incoming freight costs, and shop labor costs; subsequently, gross profit fell 7% for the second quarter ended January 31, 2002. Management expects margins to stabilize over the next six months.

         Sales for the six months ended January 31, 2002 decreased 8% or $329,974 from the six months ended January 31, 2001. During the six months ended January 31, 2001, the Company had some large, one-time sales to certain customers at reduced margins, which were not repeated for the six months ended January 31, 2002, which also had the effect of increasing gross profit for the six months ended January 31, 2002 by 2% over the comparable period of the prior year. For the six months ended January 31, 2002, Cost of goods sold was reduced 10% primarily as a result of decreased sales volume.

         Operating (selling, general and administrative) expenses decreased 4% ($13,843) for the three months ended January 31, 2002 as compared to the second quarter ended January 31, 2001 mainly due to decreases in officer payroll costs. Operating expenses when expressed as a percentage of net sales for the three months ended January 31, 2002, were approximately 17% as compared to 18% for the comparable period of the prior year.

         Operating (selling, general and administrative) expenses increased from $650,590 for the six months ended January 31, 2001 to $657,818 for the six months ended January 31, 2002. Operating expenses when expressed as a percentage of net sales for the six months ended January 31, 2002, were approximately 17% as compared to 15% for the comparable period of the prior year. The increased percentage of operating costs expressed as a percentage of sales was caused primarily by the decrease in sales.

         The Company did not charge its operations with any research and development costs during the six months ended January 31, 2002. Interest income decreased from $45,473 for the six months ended January 31, 2001 to $22,702 for the six months ended January 31, 2002, despite increased cash balances, due to a decrease in interest rates.

         Net income for the three months ended January 31, 2002 was $57,483 as compared to $140,096 for the three months ended January 31, 2001 as a result of decreased sales and reduced margins during the quarter as previously discussed herein. Net income for the six months ended January 31, 2002 was $284,555 as compared to $299,308 for the six months ended January 31, 2001. Basic earnings per share were 1.10 and 1.15 in 2002 and 2001 respectively.

         Management of TNR Technical, Inc. has received a number of comments from its odd lot stockholders regarding the costs associated with the sale of their odd lots. Further, management would like to reduce TNR's expense of maintaining mailings to odd lot holders (i.e., 99 shares or less) from its stockholders of record on December 15, 1995, so long as such purchases would not have the effect of reducing TNR's record holders to 500 or less. The purchase price to be paid will be based upon the closing asked price on the NASD electronic bulletin board of TNR's common stock for the preceding trading day. Stockholders will not be permitted to break up their stockholdings into odd lots, and stockholders or their legal representatives must affirm to TNR that the odd lot shares submitted for payment represent the stockholder's entire holdings and that such holdings do not exceed 99 shares. (This offer shall be open to all odd lot beneficial holders, even those held in street or nominee name, so long as the proper representations can be obtained satisfactory to TNR that the shares are odd lot shares, were owned by the beneficial stockholder as of December 15, 1995, and represent such stockholder's entire holdings of TNR.) This offer will not be valid in those states or jurisdictions where such offer or sale would be unlawful.


                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings:   None

Item 2.  Changes in Securities:    None

Item 3.  Defaults Upon Senior Securities:   None

Item 4.  Submission of Matters to a Vote of Security Holders:

         During the quarter ended January 31, 2002, the Company held its annual meeting of stockholders at which time the stockholders reelected the incumbent six directors, namely, Jerrold Lazarus, Norman Thaw, Wayne Thaw, Kathie Thaw, Mitchell Thaw and Patrick Hoscoe for a period of one year and until their successors are elected and shall qualify.

Item 5.  Other Information:   None

Item 6.  Exhibits and Reports on Form 8-K:


                  (a)      Exhibits

                           11 Earnings per share - included in the Statements of Operations

                           27       Financial Data Schedule

                  (b) During the quarter ended January 31, 2002, no report on Form 8-K was filed or required to be filed.

                               TNR TECHNICAL, INC.



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  TNR TECHNICAL, INC.


                                                      (Registrant)

Dated: March 11, 2002
                                            By:   /s/ Wayne Thaw
                                                  ------------------------------
                                                  Wayne Thaw, President, Chief
                                                  Executive Officer and
                                                  Chief Financial Officer