Form 10-Q
period 2002-04-30
TNR TECHNICAL INC
filed 2002-06-13
CIK 723615

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended April 30, 2002

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

Commission File Number: 0-13011

                               TNR TECHNICAL, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

      New York                                                        11-2565202
--------------------------------------------------------------------------------
 (State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)


301 Central Park Drive
Sanford, Florida                                                         32771
----------------------------------------                               ---------
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
                                        Yes  X   No
                                            ---     ----

257,239 Common Shares, $.02 par value were issued and outstanding at April 30, 2002

                               TNR TECHNICAL, INC.

                                      Index



                                                                          Page
                                                                         Number
                                                                         ------

PART 1.           FINANCIAL INFORMATION

    Item 1.      Financial Statements

                 Balance Sheets
                   April 30, 2002 (Unaudited)
                     and July 31, 2001                                    3-4

                 Statements of Operations
                  Three and nine months ended
                    April 30, 2002 (Unaudited) and
                      April 30, 2001 (Unaudited)                           5

                 Statements of Cash Flows
                   Nine months ended
                   April 30, 2002 (Unaudited) and
                   April 30, 2001 (Unaudited)                              6

                 Notes to Financial Statements (Unaudited)                 7

    Item 2.      Management's Discussion and Analysis of
                   Financial Condition and Results of Operations          8-9

PART II.          OTHER INFORMATION                                        10

                               TNR TECHNICAL, INC.

                                 Balance Sheets

                                     Assets
                                     ------

                                                                                    April 30, 2002
                                                                    July 31, 2001     (Unaudited)
                                                                    ------------     --------------

Current Assets:
      Cash and cash equivalents                                     $  1,871,854        2,305,044
      Accounts receivable - trade, less allowance for doubtful
         accounts of $20,333 and $28,067                                 655,351          648,896
      Inventories                                                      1,251,073        1,352,013
      Prepaid expenses and other current assets                           11,254            8,441
      Income taxes receivable                                                  -            4,128
      Deferred income taxes                                               50,000           54,000
                                                                    ------------       ----------

               Total current assets                                    3,839,532        4,372,522

      Property and equipment, at cost, net of accumulated
         depreciation and amortization                                   156,878          131,523

      Deposits                                                            15,457           15,457
                                                                    ------------       ----------

                     Total assets                                   $  4,011,867        4,519,502
                                                                    ============       ==========

See accompanying notes to financial statements

                               TNR TECHNICAL, INC.

                                 Balance Sheets

                      Liabilities and Shareholders' Equity
                      ------------------------------------

                                                                                  April 30, 2002
                                                              July 31, 2001        (Unaudited)
                                                              -------------      ---------------
Current liabilities:
      Accounts payable                                        $    190,383             384,928
      Accrued expenses                                             248,627             194,789
      Income taxes payable                                          36,872                   -
                                                              ------------          ----------

               Total current liabilities                           475,882             579,717
                                                              ------------          ----------

Shareholders' equity:
      Common stock - $.02 par value, authorized 500,000
         shares; issued 301,581 shares                               6,032               6,032
      Additional paid-in capital                                 2,640,001           2,640,001
      Retained earnings                                          1,105,087           1,522,572
      Treasury stock - 42,752 and  44,342 shares                  (215,135)           (228,820)
                                                              ------------          ----------

               Total shareholders' equity                        3,535,985           3,939,785
                                                              ------------          ----------

                                                              $  4,011,867           4,519,502
                                                              ============          ==========

See accompanying notes to financial statements

                               TNR TECHNICAL, INC.

                            Statements of Operations


                                                         Three Months Ended                  Nine Months Ended
                                                             April 30,                           April 30,
                                                       2002              2001            2002              2001
                                                   (Unaudited)        (Unaudited)     (Unaudited)       (Unaudited)
                                                  -------------     -------------    -------------     ------------
Revenue:
     Net sales                                   $  1,930,847         1,978,410        5,836,157         6,213,694
                                                 ------------        ----------       ----------        ----------

Cost and expenses:
     Cost of goods sold                             1,402,691         1,459,581        4,212,612         4,590,647
     Selling, general and administrative              333,074           307,932          990,892           962,980
                                                 ------------        ----------       ----------        ----------

                                                    1,735,765         1,767,513        5,203,504         5,553,627
                                                 ------------        ----------       ----------        ----------

               Operating income                       195,082           210,897          632,653           660,067

Non-operating revenue:
     Interest income                                    9,196            17,350           31,898            62,823
     Other                                              1,652             1,347            1,652             3,012
                                                 ------------        ----------       ----------        ----------

               Income before income taxes             205,930           229,594          666,203           725,902

Provision for income taxes                             73,000            82,000          248,718           279,000
                                                 ------------        ----------       ----------        ----------

               Net income                        $    132,930           147,594          417,485            446,902
                                                 ============        ==========       ==========        ==========

Basic earnings per share                         $       0.52              0.57             1.62              1.72
                                                 ============        ==========       ==========        ==========

Diluted earnings per share                       $       0.47              0.53             1.47              1.61
                                                 ============        ==========       ==========        ==========

Weighted average number of shares
     outstanding - basic                              257,421           258,880          258,176            259,202
                                                 ============        ==========       ==========        ===========

Weighted average number of shares
     outstanding - diluted                            283,033           278,479          283,788            277,579
                                                 ============      ============       ==========        ===========

See accompanying notes to financial statements

                               TNR TECHNICAL, INC.

                            Statements of Cash Flows


                                                                               Nine Months Ended
                                                                                   April 30,
                                                                              2002             2001
                                                                          (Unaudited)       (Unaudited)
                                                                         --------------    ------------
Cash flows from operating activities:
     Net income                                                          $   417,485         446,902
     Adjustments to reconcile net income to net cash
        provided by operating activities:
           Depreciation and amortization                                      30,974          25,522
           Deferred income taxes                                              (4,000)         (8,000)
           Changes in operating assets and liabilities:
               Accounts receivable                                             6,455          17,908
               Deposits                                                            -           2,634
               Inventories                                                  (100,940)       (231,221)
               Prepaid expenses and other assets                               2,813          (1,150)
               Accounts payable and accrued expenses                         140,707         (64,345)
               Income taxes receivable/payable                               (41,000)        (50,966)
                                                                         -----------      ----------

                          Net cash provided by operating activities          452,494         137,284
                                                                         -----------      ----------

Cash flows from investing activities:
     Purchase of treasury stock                                              (13,685)         (5,022)
     Purchase of property and equipment                                       (5,619)        (42,910)
                                                                         -----------      ----------

                          Net cash used in investing activities              (19,304)        (47,932)
                                                                         -----------      ----------

Cash flows from financing activities:
     Payment of principal on note payable                                          -          (5,390)
                                                                         -----------      ----------

                          Net cash used in financing activities                    -          (5,390)

Increase in cash and cash equivalents                                        433,190          83,962

Cash and cash equivalents - beginning of period                            1,871,854       1,574,611
                                                                         -----------      ----------

Cash and cash equivalents - end of period                                $ 2,305,044       1,658,573
                                                                         ===========      ==========

See accompanying notes to financial statements

                               TNR TECHNICAL, INC.

                          Notes to Financial Statements



(1)   Presentation of Unaudited Financial Statements

      The unaudited financial statements have been prepared in accordance with rules of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. The information furnished, in the opinion of management, reflects all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of April 30, 2002, and results of operations and cash flows for the three and nine month periods ended April 30, 2002 and 2001. The results of operations are not necessarily indicative of results which may be expected for any other interim period, or for the year as a whole.

(2)   Sales to Major Customers

      During the nine months ended April 30, 2002 and 2001, no customer accounted for more than 10% of total revenue.

(3)   Inventories

      Inventories consist of the following:

                                                                April 30, 2002
                                               July 31, 2001     (Unaudited)
                                               -------------     -----------

           Finished goods                      $  1,188,519       1,284,412
           Purchased parts and materials             62,554          67,601
                                               ------------      ----------

                                               $  1,251,073       1,352,013
                                               ============      ==========

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

Forward Looking Statements

         The information contained in this Form 10-Q is intended to update the information contained in the Company's Annual Report on Form 10-K for the year ended July 31, 2001 and such information presumes that readers have access to, and will have read, the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other information contained in such Form 10-K and other Company filings with the Securities and Exchange Commission ("SEC").

         This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risk and uncertainties, and actual results could be significantly different than those discussed in this Quarterly report on Form 10-Q. Certain statements contained herein are forward-looking statements. These statements discuss, among other things, expected growth, future revenues and/or performance. Although we believe the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by us or on our behalf. The forward-looking statements are subject to risks and uncertainties including, without limitation, the following: (a) changes in levels of competition from current competitors and potential new competition and (b) costs of acquiring inventory. The foregoing should not be construed as an exhaustive list of all factors that could cause actual results to differ materially from those expressed in forward-looking statements made by us. All forward-looking statements included in this document are made as of the date hereof, based on information available to the Company on the date thereof, and the Company assumes no obligation to update any forward-looking statements.

Liquidity and Capital Resources

         Working capital amounted to $3,792,805 at April 30, 2002 as compared to $3,363,650 at July 31, 2001. Cash and short-term investments amounted to $2,305,044 at April 30, 2002 as compared to $1,871,854 at July 31, 2001. As more fully described in the statement of cash flows included in the Company's financial statements elsewhere herein, net cash provided by operating activities for the nine months ended April 30, 2002, was $452,494.

         During the nine months ended April 30, 2002, increases in the balance of accounts payable ($194,545) are related to the timing of vendor payments beyond quarter end and product purchases in anticipation of fourth quarter sales activity resulting also in increased inventory levels ($100,940). Accrued expenses decreased primarily as a result of the completion of hardware and software upgrades ($14,000), and net changes in payroll and bonus accruals ($35,000). Accounts receivable balances fell $6,455 as a result of decreased sales. Other reductions in cash include a $41,000 decrease in income taxes payable resulting from year-end tax obligations and estimated tax payments. In addition, net cash was used in investing activities to purchase equipment and treasury stock.

         During the nine months ended April 30, 2001, cash was provided by operating activities primarily due to the Company's net income of $446,902. A reduction in accounts receivable of $17,908 as a result of tighter credit policies contributed to such increase. The primary reduction in cash resulted from increased spending on inventories of $231,221 to sustain current sales demand. Other reductions of cash included a $50,966 decrease in income taxes payable resulting from year end tax obligations and estimated tax payments and a reduction of accrued expenses of $163,608 due to the payment of certain obligations including $76,000 in connection with the retirement of the former chief executive officer, bonuses of $56,000 and the move of TNR's California facilities at a cost of $30,000, partially offset by an increase in accounts payable of $99,263 which primarily corresponds to increased levels of inventory. During the nine months ended April 30, 2001, cash was used in investing activities to purchase property and equipment amounting to $42,910 and to purchase treasury stock. During the nine months ended April 30, 2001, $5,390 of cash was used in financing activities to make principal payments on a note payable.

         The Company's short term and long term liquidity needs have been satisfied from internal sources including cash from operations and amounts available from the Company's working capital. During the balance of fiscal 2002 and on a long-term basis, management expects this trend to continue. There are no material commitments for capital expenditures or any long-term credit arrangements as of April 30, 2002.

Results of Operations

         Sales for the three months ended April 30, 2002 decreased 2% or $47,563 as compared to the comparable period of the prior year due to increased competition and a general slowing of the economy. Cost of goods sold for the three months ended April 30, 2002 decreased 4% or $56,890 primarily as a result of decreased sales; however, gross profit rose 2% as a result of greater efficiencies in the production of value added products.

         Sales for the nine months ended April 30, 2002 decreased 6% or $377,537 from the nine months ended April 30, 2001. In addition to increased competition and economic conditions as previously discussed herein, some large one time sales to certain customers at reduced margins during the period ended April 30, 2001 were not repeated during the nine months ended April 30, 2002. However, gross profit dollars were consistent despite the decrease in total sales. For the nine months ended April 30, 2002, cost of goods sold was reduced 8% primarily as a result of decreased sales volume.

         Operating (selling, general and administrative) expenses increased 8% or $25,142 for the three months ended April 30, 2002 as compared to the three months ended April 30, 2001 as a direct result of increases in advertising, promotional and internet related expenses and insurance expenditures of approximately $16,000 and $9,000 respectively. Operating expenses when expressed as a percentage of net sales for the three months ended April 30, 2002 were approximately 17% as compared to 16% for the comparable period of the prior year.

         Operating (selling, general and administrative) expenses increased 3% or $27,912 for the nine months ended April 30, 2002 as compared to the third quarter ended April 30, 2001 primarily due to increases in advertising, promotional and internet related expenditures and increases in insurance costs. Operating expenses when expressed as a percentage of net sales for the nine months ended April 30, 2002 were approximately 17% as compared to 16% for the comparable period of the prior year. The increased percentage of operating costs expressed as a percentage of sales was caused primarily by the decrease in sales.

         The Company did not charge its operations with any research and development costs during the nine months ended April 30, 2002. Interest income decreased from $62,823 for the nine months ended April 30, 2001 to $31,898 for the nine months ended April 30, 2002, despite increased cash balances, due to a decrease in interest rates.

         Net income for the three months ended April 30, 2002 was $132,930 as compared to $147,594 for the three months ended April 30, 2001 as a result of decreased sales during the quarter as previously discussed herein. Net income for the nine months ended April 30, 2002 was $417,485 as compared to $446,902 for the nine months ended April 30, 2001. Basic earnings per share were 1.62 and
1.72 in the nine months ended April 30, 2002 and April 30, 2001 respectively.

         Management of TNR Technical, Inc. has received a number of comments from its odd lot stockholders regarding the costs associated with the sale of their odd lots. Further, management would like to reduce TNR's expense of maintaining mailings to odd lot holders (i.e., 99 shares or less) from its stockholders of record on December 15, 1995, so long as such purchase price paid will be based upon the closing asked price on the NASD electronic bulletin board of TNR's common stock for the preceding trading day. Stockholders will not be permitted to break up their stockholdings into odd lots, and stockholders or their legal representatives must affirm to TNR that the odd lot shares submitted for payment represent the stockholder's entire holdings and that such holdings do not exceed 99 shares. (This offer shall be open to all odd lot beneficial holders, even those held in street or nominee name, so long as the proper representations can be obtained satisfactory to TNR that the shares are odd lot shares, were owned by the beneficial stockholder as of December 15, 1995, and represent such stockholder's entire holdings of TNR.) This offer will not be valid in those states or jurisdictions where such offer or sale would be unlawful.

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

Item 5.  Other Information:                 None

Item 6.  Exhibits and Reports on Form 8-K:

         (a)   Exhibits

               11 Earnings per share - included in the Statements of Operations

               27    Financial Data Schedule

         (b) During the quarter ended April 30, 2002, no report on Form 8-K was filed or required to be filed.

                               TNR TECHNICAL, INC.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                TNR TECHNICAL, INC.


                                                    (Registrant)
Dated: June 12, 2002
                                    By:   /s/ Wayne Thaw
                                         ---------------------------------------
                                         Wayne Thaw, President, Chief Executive
                                         Officer and Chief Financial Officer