Form 10-K
period 2002-07-31
TNR TECHNICAL INC
filed 2002-10-23
CIK 723615

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

          {X}   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
               THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                     For the fiscal year ended July 31, 2002
                                       OR
          { } TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                        Commission File Number: 0-13011

                               TNR TECHNICAL, INC.
                      ------------------------------------
             (Exact name of Registrant as specified in its charter)

            New York                                                11-2565202
--------------------------------               -------------------------------
(State of jurisdiction of                                     (I.R.S. Employer
 incorporation or organization)                          Identification Number)

301 Central Park Drive
Sanford, Florida                                                       32771
--------------------------------                                   ------------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number,
including area code:                                              (407) 321-3011
                                                                  --------------

Securities registered pursuant to Section 12(b) of the Act:
--------------------------------------------------------------------------------
                                      None
         --------------------------------------------------------------
           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.02 Par Value
================================================================================
                                (Title of Class)

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

         As of October 3, 2002, the number of shares held by non-affiliates was approximately 155,000 shares. The approximate market value (i.e. $8.60 per share) of the Company's Common Stock on that date held by non-affiliates was $1,333,000. The number of shares outstanding of the issuer's Common Stock, as of October 3, 2002 was 270,817.

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

         The Company is an authorized distributor of nickel-cadmium, Ni-MH, alkaline, lithium and sealed lead acid batteries manufactured by Saft America, Power-Sonic Battery, Varta Battery, Enersys, Duracell, Renata, GP Battery, Eveready Battery, Sanyo Energy, and Universal Battery. As an authorized distributor, the Company purchases cells, assembles them into battery packs and maintains inventory for resale. The Company sells its battery cells and/or battery packs to the original equipment manufacturers and wholesalers without geographical limitation and on a non-exclusive basis. The Company also designs and assembles battery packs to customers' specifications. The Company's batteries have applications in electric mobility, instruments, pay phones, cordless phones, laptops, surveying equipment, radio control hobby, alarms, cameras, U.P.S., door locks, medical equipment, and lighting.

         Sales under industrial and distribution programs accounted for substantially all of the Company's total revenues during the Company's past three fiscal years and no one customer accounted for 10% or more of the Company's total revenues during these years. At July 31, 2002 and 2001, the Company had no significant backlog.

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

Employees

         At October 1, 2002, the Company leases from a non-affiliated party its staff which includes 25 persons. Such staff includes nine salespersons (including two executive officers), three administrative, two warehouse and shipping clerks and eleven factory workers. For a fee which is paid by the Company, the leasing company provides the payroll, including, workmen's compensation, 401(k) plan and health insurance. The Company's agreement with the leasing company can be terminated on short notice at any time by the Company.

Item 2.  Properties

         The Company's principal executive office, sales, distribution and assembly facility is located at 301 Central Park Drive, Sanford, Florida 32771. These facilities, which consist of approximately 8,000 square feet of space, are leased from RKW Holdings Ltd., a Florida Limited Partnership, controlled by Wayne Thaw, an executive officer and director of the Company. The Florida lease provides for a term of ten years with a current monthly rent of $7,146 (including sales taxes) with annual increases of five percent over the preceding year's base rent. The Company is also responsible for the payment of all insurance, property, and other taxes related to the leased facilities. Property taxes estimated at $640 per month, inclusive of sales taxes, are accrued on a monthly basis.

          The Company also leases a sales, distribution and assembly facility at 3400 W. Warner, Suites K, L and M, Santa Ana, CA 92704. These facilities consist of 6,480 square feet of space. The California lease commenced on July 1, 2000 and expires on June 30, 2003, subject to the right of the Company to renew for an additional two-year period. The Company currently pays a base rent of $4,766 per month, which is subject to increase for its share of the landlord's increased operating expenses. The Company owns production equipment consisting primarily of welding, soldering, testing, pneumatic and material handling equipment, and inspection equipment which has been sufficient for its needs to date.

Item 3.  Legal Proceedings

         There are no material legal proceedings to which the Company is a party.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2002.

                                     PART II

Item 5.  Market for Registrant's Securities and Related Stockholder Matters.

         Principal Market and Stock Prices.

         The Company's Common Stock may be quoted in the over-the-counter market. The high and low sales prices of the Common Stock are shown below for the Company's last two fiscal years ended July 31, 2002. At July 10, 2002, the last sales price was $8.50.

                                      High                      Low
                                      ----                      ---
Fiscal 2002
-----------
First Quarter                        $6.90                     $ 6.90
Second Quarter                        9.25                       6.80
Third Quarter                         9.00                       7.20
Fourth Quarter                       10.25                       7.80

Fiscal 2001
-----------
First Quarter                       $ 6.25                     $ 5.50
Second Quarter                       10.25                       5.75
Third Quarter                         9.00                       9.00
Fourth Quarter                        9.50                       6.90

         The closing last sale of the Company's Common Stock on October 3, 2002 was $8.60. The foregoing quotations represent approximately inter-dealers prices, without retail markup, markdown or commission and do not represent actual transactions. Such quotations should not be viewed as necessarily indicative of the price that could have been obtained on that date for a substantial number of securities due to the limited market and trading volume for the Company's securities.

         The approximate number of holders of record of the Company's Common Stock, as of October 3, 2002 was 658 as supplied by the Company's transfer agent, American Stock Transfer Company, 59 Maiden Lane, New York, NY 10038.

         No cash dividends have been paid by the Company on its Common Stock and no such payment is anticipated in the foreseeable future.

Recent Sales of Unregistered Securities

During the three years ended July 31, 2002, the Company made the following sales of unregistered securities:

----------------------------------------------------------------------------------------------------------------------
                                                Consideration Received
                                                and Description of
                                                Underwriting or Other                          If Option, Warrant
                                                Discounts to Market                            or Convertible
                                                Price or Convertible        Exemption from     Security, terms of
Date of        Title of          Number         Security, Afforded to       Registration       exercise or
Sale           Security          Sold           Purchasers                  Claimed            conversion
----------------------------------------------------------------------------------------------------------------------
4/26/02        Common Stock       10,000        Options exercised at        Section 4(2)        Non-Statutory Stock
                                                $3.25 per share; no                             Options granted to
                                                underwriting                                    Jerrold Lazarus in
                                                compensation paid                               December 1996.
                                                                                                These options
                                                                                                were fully vested,
                                                                                                exercisable at
                                                                                                $3.25 per share
                                                                                                and would have
                                                                                                expired in
                                                                                                December 2006.
----------------------------------------------------------------------------------------------------------------------
4/26/02        Common Stock       2,000          Options exercised at      Section 4(2)         Non-Statutory Stock
                                                 $5.00 per share; no                            Options granted to
                                                 underwriting                                   Jerrold Lazarus in
                                                 compensation paid                              December 1998.
                                                                                                These options
                                                                                                were fully vested,
                                                                                                exercisable at
                                                                                                $5.00 per share
                                                                                                and would have
                                                                                                expired in
                                                                                                December 2008.
----------------------------------------------------------------------------------------------------------------------
12/3/01        Common Stock       23,000         Option granted under      Section 4(2)         Non-Statutory Stock
                                                 1992 Stock Option Plan;                        Options granted to
                                                 no cash received                               Wayne Thaw in
                                                                                                December 2001.
                                                                                                These options
                                                                                                were fully vested,
                                                                                                exercisable at
                                                                                                $6.80 per share
                                                                                                and will expire
                                                                                                on December 3, 2011.
-----------------------------------------------------------------------------------------------------------------------

Equity Compensation Plan

     The following summary information relates to our Compensation Plans described in Item 11 pursuant to which we have granted options to purchase our Common Stock:

-----------------------------------------------------------------------------------------------------------------------
                                (a)                            (b)                    (c)
-----------------------------------------------------------------------------------------------------------------------
Plan category                   Number of securities to        Weighted average       Number of securities
                                be issued upon exercise        exercise price of      remaining available for
                                of outstanding options         outstanding            future issuance under
                                                               options (1)            equity compensation plan
                                                                                      (excluding securities
                                                                                      reflected in column (a))
-----------------------------------------------------------------------------------------------------------------------
Equity compensation
Plan approved by
Security Holders                48,000                         5.13                    30,000
-----------------------------------------------------------------------------------------------------------------------

-----------------
(1) Based upon 20,000 options exercisable at $3.25 per share, 23,000 options exercisable at $6.80 per share and 5,000 options exercisable at $5.00 per share.

Item 6.                        SELECTED FINANCIAL DATA
-------

         The following selected financial data has been derived from the Company's financial statements which have been examined by independent certified public accountants. Such financial statements should be read in conjunction with the following financial data.

Statement of Operations Summary:

====================================================================================================================================

                               Year Ended          Year Ended            Year Ended            Year Ended            Year Ended
                               July 31, 2002       July 31,  2001        July 31, 2000         July 31, 1999         July 31, 1998
------------------------------------------------------------------------------------------------------------------------------------
Net sales                      $7,908,632           $8,030,850            $ 8,014,576           $6,126,132             $5,719,806
------------------------------------------------------------------------------------------------------------------------------------
Net income                        559,448              522,121               440,010              321,192                295,012
------------------------------------------------------------------------------------------------------------------------------------
Net income per Share                 2.15                 2.02                   1.69                1.23                    1.13
------------------------------------------------------------------------------------------------------------------------------------
Cash dividends                       -0-                  -0-                    -0-                 -0-                    -0-
====================================================================================================================================

Balance Sheet Data:

====================================================================================================================================

                             July 31, 2002        July 31, 2001       July 31, 2000           July 31, 1999          July 31, 1998
------------------------------------------------------------------------------------------------------------------------------------
Working capital                $4,009,499              3,363,650        $ 2,890,360               $2,430,337             $2,021,076
------------------------------------------------------------------------------------------------------------------------------------
Total Assets                    4,491,653             4,011,867           3,663,315                3,034,415              2,488,793
------------------------------------------------------------------------------------------------------------------------------------
Long-term debt (including
capital leases)
                                      -0-                  -0-                -0-                     5,390                  17,639
------------------------------------------------------------------------------------------------------------------------------------
Total Shareholders' equity      4,140,158             3,535,985          3,018,886                2,586,716               2,271,643
====================================================================================================================================

Item 7. Managements Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

         This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risk and uncertainties, and actual results could be significantly different than those discussed in this annual report on Form 10-K. Certain statements contained herein are forward-looking statements. These statements discuss, among other things, expected growth, future revenues and/or performance. Although we believe the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by us or on our behalf. The forward-looking statements are subject to risks and uncertainties including, without limitation, the following: (a) changes in levels of competition from current competitors and potential new competition and (b) costs of acquiring inventory. The foregoing should not be construed as an exhaustive list of all factors that could cause actual results to differ materially from those expressed in forward-looking statements made by us. All forward-looking statements included in this document are made as of the date hereof, based on information available to the Company on the date thereof, and the Company assumes no obligation to update any forward-looking statements.

Liquidity and Capital Resources

         Working capital amounted to $4,009,499 at July 31, 2002 as compared to $3,363,650 at July 31, 2001. Cash and investments amounted to $2,605,548 at July 31, 2002 as compared to cash and investments of $1,871,854 at July 31, 2001. As more fully described in the "Statement of Cash Flows" included in the Company's financial statements elsewhere herein, net cash provided by operating activities for the fiscal years ended July 31, 2002, July 31, 2001, and July 31, 2000 were $632,820, $392,975, and $540,389, respectively.

         During fiscal 2002, cash was provided by operating activities primarily due to the Company's net income of $559,448. Other changes in cash were related to reductions in accounts payable and accrued expenses primarily to satisfy obligations associated with the Company's computer hardware and software upgrades in late fiscal 2001 and to a reduction in overall inventory levels. The reduction in inventory levels, ($158,521), was a result of longer vendor lead times. Accounts receivable was reduced, ($69,901), as a result of increased credit card sales and increasingly efficient credit collection. Income taxes payable/receivable was decreased resulting from the payment of tax obligations and estimated tax payments. During fiscal 2002, cash was used in investing activities to purchase property and equipment. During fiscal 2002, changes in cash resulting from financing activities were associated with the purchase of treasury stock ($13,775) and the issuance of common stock ($58,500) subsequent to an exercise of stock options by the former chief executive officer.

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

         During the past three years, the Company's liquidity needs have been satisfied from internal sources including cash from operations and amounts available from the Company's working capital. During fiscal 2002, Management expects this trend to continue. There are no material commitments for capital expenditures or any long-term credit arrangements as of July 31, 2002.

Results of Operations

         Sales for fiscal 2002, $7,908,632, fell one and a half percent, or $122,218, as compared to fiscal 2001. Sales for fiscal 2001 increased slightly from $8,014,576 in fiscal 2000 to $8,030,850, an increase of $16,274 or less than one percent. Increased competition and a general slowing of the economy were the leading factors in the overall decrease in sales in 2002. During the past three years, no customer accounted for more than 10% of revenues.

         The Company's gross margin increased less than one percent to 27% in fiscal 2002 as compared to 26% for fiscal 2001 and fiscal 2000 as a result of slight differences in the mix of products sold and greater cost efficiencies. As a result of sales activity and gross margin changes, gross profit increased $41,057 in fiscal 2002 to $2,133,458, as compared to $2,092,401 and $2,061,643 in fiscal 2001 and fiscal 2000 respectively.

         Operating (selling, general and administrative) expenses increased slightly from $1,342,652 in fiscal 2001 to $1,345,246 in fiscal 2002, or $2,594.
Operating expenses of $1,385,526 decreased $42,874 from fiscal 2000 to fiscal 2001. This decrease resulted primarily from decreases in payroll costs and general office expenses of approximately $83,000 and $15,000, respectively, offset by increases in rent and computer consulting costs of $35,000 and $21,000, respectively. Decreases in fiscal 2001 payroll were primarily related to the retirement of the Company's chief executive officer in 2000 and associated payroll costs. General office expenses decreased primarily as a result of moving expenses related to the Company's move to new office space in California in late 2000. Correspondingly, as a result of this move, rent expense increased in 2001. Computer consulting and training was necessary during fiscal 2001 as a result of the Company's change from DOS based sales and accounting software to Windows based software.

         During the past three years, the Company did not charge its operations with any research and development costs, except for $2,337 incurred in fiscal 2001. Decreases in interest income of $23,341 were offset by investment gains of $61,769 as a result of increased cash balances and changes in investment strategy in order to maximize interest income and investment return.

         Net income for fiscal 2002 was $559,448 as compared to $522,121 for fiscal 2001 and $440,010 for fiscal 2000. Basic earnings per share for fiscal 2002, fiscal 2001, and fiscal 2000 was $2.15, $2.02 and $1.69 respectively.

Purchase of Treasury Stock

         Management of TNR Technical, Inc. has received a number of comments from its odd lot stockholders regarding the costs associated with any sale of their odd lots. Further, management would like to reduce the Company's expense of maintaining mailings to odd lot holders. Accordingly, TNR will from time-to-time privately purchase from odd lot holders of its common stock, such odd lots (i.e. 99 shares or less) from its stockholders of record on December 15, 1995 so long as such purchases would not have the effect of reducing the Company's record holders to 500 or less. The purchase price to be paid will be based upon the closing asked price on the NASD electronic bulletin board of the Company's Common Stock for the preceding trading day. Stockholders will not be permitted to breakup their stockholdings into odd lots and stockholders or their legal representatives must affirm to TNR that the odd lot shares submitted for payment represent the stockholder's entire holdings and that such holdings do not exceed 99 shares. (This offer shall be open to all odd lot beneficial holders even those held in street or nominee name so long as the proper representations can be obtained satisfactory to TNR that the shares are odd lot shares, were owned by the beneficial stockholder as of December 15, 1995 and represent such stockholder's entire holdings of TNR). This offer will not be valid in those states or jurisdictions where such offer or sale would be unlawful.

Item 7(a), Quantitative and Qualitative Disclosures about Market Risk.

         Not applicable.

Item 8.  Financial Statements and Supplementary Data.

         The information required by Item 8, and an index thereto, appears at pages F-1 through F-18 (inclusive) of this Report, which pages follow Item 9.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.


         None.

                               TNR TECHNICAL, INC.

                              Financial Statements

                             July 31, 2002 and 2001


                   (With Independent Auditors' Report Thereon)

                                                            Financial Statements


                                                             TNR TECHNICAL, INC.


                                                          July 31, 2002 and 2001

                               TNR TECHNICAL, INC.

                          Index to Financial Statements




Independent Auditors' Report.................................................F-1

Financial Statements:

     Balance Sheets - July 31, 2002 and 2001.................................F-2

     Statements of Operations - Three years ended July 31, 2002..............F-4

     Statements of Shareholders' Equity - Three years ended July 31, 2002....F-5

     Statements of Cash Flows - Three years ended July 31, 2002..............F-6

Notes to Financial Statements................................................F-8

                          Independent Auditors' Report





The Shareholders and Board of Directors
TNR Technical, Inc.:


We have audited the accompanying balance sheets of TNR Technical, Inc. as of July 31, 2002 and 2001, and the related statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended July 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TNR Technical, Inc. as of July 31, 2002 and 2001 and the results of its operations and its cash flows for the three years then ended in conformity with accounting principles generally accepted in the United States of America.



/s/ Parks, Tschopp, Whitcomb & Orr, P.A.



August 26, 2002
Maitland, Florida

                               TNR TECHNICAL, INC.

                                 Balance Sheets

                             July 31, 2002 and 2001


                                     Assets
                                     ------

                                                                       2002          2001
                                                                   -----------    ----------
Current assets:
     Cash and cash equivalents                                      $  854,729     1,871,854
     Investments (note 4)                                            1,750,819             -
     Accounts receivable - trade, less allowance for doubtful
         accounts of $18,733 in 2002 and $20,333 in 2001               577,050       655,351
     Inventories (note 2)                                            1,092,552     1,251,073
     Income taxes receivable                                            23,000             -
     Prepaid expenses and other current assets                          16,844        11,254
     Deferred income taxes (note 6)                                     46,000        50,000
                                                                   -----------    ----------

               Total current assets                                  4,360,994     3,839,532

Property and equipment, at cost, net of accumulated
   depreciation and amortization (notes 3 and 4)                       115,202       156,878

Other assets:
     Deposits                                                           15,457        15,457
                                                                   -----------    ----------

                                                                   $ 4,491,653     4,011,867
                                                                   ===========    ==========

See accompanying notes to financial statements.

                               TNR TECHNICAL, INC.

                                 Balance Sheets

                             July 31, 2002 and 2001


                      Liabilities and Shareholders' Equity
                      ------------------------------------

                                                                             2002           2001
                                                                        ------------    -----------
Current liabilities:
     Accounts payable                                                   $    121,563        190,383
     Accrued expenses                                                        229,932        248,627
     Income taxes payable                                                          -         36,872
                                                                        ------------     ----------

               Total current liabilities                                     351,495        475,882
                                                                        ------------     ----------

Commitment (note 7)

Shareholders' equity:
     Common stock - $.02 par value, authorized 500,000 shares; issued and outstanding 313,581 and 301,581 shares
        in 2002 and 2001, respectfully (note 5)                                6,272          6,032
     Additional paid in capital                                            2,698,261      2,640,001
     Retained earnings                                                     1,664,535      1,105,087
                                                                        ------------     ----------

                                                                           4,369,068      3,751,120
     Less cost of treasury stock 44,352 and 42,752
        shares in 2002 and 2001, respectively                               (228,910)      (215,135)
                                                                        ------------     ----------

               Total shareholders' equity                                  4,140,158      3,535,985
                                                                        ------------     ----------

                                                                        $  4,491,653      4,011,867
                                                                        ============     ==========

See accompanying notes to financial statements.

                               TNR TECHNICAL, INC.

                            Statements of Operations

                    Years ended July 31, 2002, 2001 and 2000


                                                             2002             2001            2000
                                                        ------------      ------------    -----------
Revenues:
     Net sales (note 8)                                 $  7,908,632        8,030,850       8,014,576
                                                        ------------      -----------     -----------

Cost and expenses:
     Cost of goods sold                                    5,775,174        5,938,449       5,952,933
     Selling, general and administrative (note 9)          1,345,246        1,342,652       1,385,526
                                                        ------------      -----------     -----------

                                                           7,120,420        7,281,101       7,338,459
                                                        ------------      -----------     -----------

               Operating income                              788,212          749,749         676,117

Non-operating revenue (expense):
     Interest income                                          56,357           79,698          66,620
     Investment gains, net (note 4)                           61,769                -               -
     Other, net (note 10)                                     (7,044)           3,012         (11,727)
                                                        ------------      -----------     -----------

               Income before income taxes                    899,294          832,459         731,010

Income tax expense (note 6)                                  339,846          310,338         291,000
                                                        ------------      -----------     -----------

               Net income                               $    559,448          522,121         440,010
                                                        ============      ===========     ===========

Basic earnings per share                                $       2.15             2.02            1.69
                                                        ============      ===========     ===========

Diluted earnings per share                              $       2.02             1.88            1.60
                                                        ============      ===========     ===========

Weighted average number of shares - Basic                    260,727          259,116         260,135
                                                        ============      ===========     ===========

Weighted average number of shares - Diluted                  275,727          278,449         275,006
                                                        ============      ===========     ===========

See accompanying notes to financial statements.

                               TNR TECHNICAL, INC.

                       Statements of Shareholders' Equity

                    Years ended July 31, 2002, 2001 and 2000


                                                           Additional
                                       Common Stock         Paid-in      Retained      Treasury
                                   Shares      Amount       Capital      Earnings       Stock
                                 ----------   ---------   -----------   ----------   ----------

Balances, July 31, 1999             301,581     $ 6,032     2,640,001      142,956     (202,273)

Net income                                -           -             -      440,010            -

Purchase of Company
   stock                                  -           -             -            -       (7,840)
                                 ----------   ---------   -----------   ----------   ----------

Balances, July 31, 2000             301,581       6,032     2,640,001      582,966     (210,113)

Net income                                -           -             -      522,121            -

Purchase of Company
   stock                                  -           -             -            -       (5,022)
                                 ----------   ---------   -----------   ----------   ----------

Balances, July 31, 2001             301,581       6,032     2,640,001    1,105,087     (215,135)

Net income                                                                559,448

Purchase of Company
   stock                                                                               (13,775)

Issuance of common
   stock upon exercise
   of related options                12,000         240        58,260
                                 ----------   ---------   -----------   ----------   ----------

Balances, July 31, 2002             313,581     $ 6,272     2,698,261    1,664,535     (228,910)
                                 ==========   =========   ===========   ==========   ==========

See accompanying notes to financial statements

                               TNR TECHNICAL, INC.

                            Statements of Cash Flows

                    Years ended July 31, 2002, 2001 and 2000



                                                                  2002         2001          2000
                                                              -----------   ----------    ----------
Cash flows from operating activities:
   Net income                                                   $ 559,448      522,121       440,010
   Adjustments to reconcile net income to net cash
      provided by operations:
         Deferred income taxes                                      4,000       (2,000)      (13,000)
         Depreciation and amortization                             40,252       35,522        37,186
         Provision for doubtful accounts                            8,400        8,400         8,400
         Investment gains, net                                    (61,769)           -             -
         Loss on disposition of fixed assets                        7,044        1,814        22,927
         Changes in operating assets and liabilities:
           Accounts receivable                                     69,901       (1,630)       22,511
           Inventories                                            158,521      (11,408)     (177,622)
           Prepaid expenses and other assets                       (5,590)        (862)       (2,982)
           Accounts payable and accrued expenses                  (87,515)     (65,029)      183,979
           Deposits                                                     -        4,175        (6,020)
           Income taxes receivable/payable                        (59,872)     (98,128)       25,000
                                                              -----------   ----------    ----------

             Net cash provided by operating activities            632,820      392,975       540,389
                                                              -----------   ----------    ----------

Cash flows from investing activities:
     Purchase of property and equipment                            (5,620)     (85,320)      (20,850)
     Purchase of investments and accrued interest              (1,689,050)           -             -
                                                              -----------   ----------    ----------

             Net cash used in investing activities             (1,694,670)     (85,320)      (20,850)
                                                              -----------   ----------    ----------

See accompanying notes to financial statements

                               TNR TECHNICAL, INC.

                            Statements of Cash Flows

                    Years ended July 31, 2002, 2001 and 2000



                                                                 2002          2001           2000
                                                            -------------  ------------   -----------
Cash flows from financing activities:
         Purchase of treasury stock                         $    (13,775)        (5,022)       (7,840)
         Issuance of common stock                                 58,500              -             -
         Principal payments on note payable                            -         (5,390)      (12,249)
                                                            ------------------------------------------

             Net cash used in financing activities                44,725        (10,412)      (20,089)
                                                            ------------------------------------------

             Increase (decrease) in cash and cash
               equivalents                                    (1,017,125)       297,243       499,450

Cash and cash equivalents - beginning of year                  1,871,854      1,574,611     1,075,161
                                                            ------------------------------------------

Cash and cash equivalents - end of year                     $    854,729      1,871,854     1,574,611
                                                            ==========================================

Supplemental disclosures of cash flow information:
         Cash paid during the year for interest             $          -             82           938
                                                            ==========================================

         Cash paid during the year for income taxes         $    387,000        410,466       279,000
                                                            ==========================================

See accompanying notes to financial statements

                               TNR TECHNICAL, INC.

                          Notes to Financial Statements

                             July 31, 2002 and 2001

(1)      Summary of Significant Policies

         (a)      Nature of Operations

                  TNR Technical, Inc. (TNR or the Company) designs, assembles and markets batteries and multi-cell battery packs to a wide variety of industrial markets. The Company is a distributor for a number of major U.S. battery manufacturers and markets its products nationally.

         (b)      Investments

                  Management determines the appropriate classification of investments at the time of acquisition and reevaluates such determination at each balance sheet date. Trading securities are carried at fair value, with unrealized holding gains and losses included in earnings. Available-for-sale securities are carried at fair value, with unrealized holding gains and losses, net of tax reported as a separate component of stockholders' equity. Investments in equity securities and limited partnerships that do not have readily determinable fair values are stated at cost and are categorized as other investments. Realized gains and losses are determined using the specific identification method based on the trade date of a transaction. Interest on corporate obligations, as well as dividends on preferred stock, are accrued at the balance sheet date.

         (c)      Inventories

                  Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

         (d)      Property and Equipment

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

         (e)      Research and Development Costs

                  Research and development costs are charged against income in the year incurred.

                                                                     (Continued)

                               TNR TECHNICAL, INC.

                          Notes to Financial Statements

                             July 31, 2002 and 2001

(1)      Summary of Significant Policies - Continued

         (f)      Revenue Recognition

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

         (g)      Advertising Costs

                  Advertising expenditures relating to product distribution and marketing efforts consisting primarily of product presentation material, catalog preparation, printing and postage expenses are expensed as incurred.

         (h)      Use of Estimates

                  Management of the Company has made certain estimates and assumptions relating to the reporting of assets and liabilities and disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

         (i) Financial Instruments Fair Value, Concentration of Business and Credit Risks

                  The carrying amount reported in the balance sheet approximates fair value for cash, investments, accounts receivable, accounts payable and accrued expenses. Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade accounts receivable which amount to approximately $580,000. The Company performs periodic credit evaluations of its trade customers and generally does not require collateral. The Company maintains its cash balances at certain financial institutions in which balances are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company's uninsured balances amount to approximately $500,000 and $1,200,000 at July 31, 2002 and 2001, respectively.

                                                                     (Continued)

                               TNR TECHNICAL, INC.

                          Notes to Financial Statements

                             July 31, 2002 and 2001

(1)      Summary of Significant Policies - Continued

         (j)      Stock-Based Compensation

                  In October 1995, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) which sets forth accounting and disclosure requirements for stock-based compensation arrangements. The new statement encourages but does not require, companies to measure stock-based compensation using a fair value method, rather than the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 ("APB no. 25".) The Company has adopted disclosure requirements of SFAS 123 and has elected to continue to record stock-based compensation expense using the intrinsic value approach prescribed by APB No. 25. Accordingly, the Company computes compensation cost for each employee stock option granted as the amount by which the quoted market price of the Company's common stock on the date of grant exceeds the amount the employee must pay to acquire the stock. The amount of compensation cost, if any, will be charged to operations over the vesting period. SFAS 123 requires companies electing to continue using the intrinsic value method to make certain pro forma disclosures (see note
                  5).

         (k)      Income Taxes

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

         (l)      Cash Flows

                  For purposes of cash flows, the Company considers all highly liquid investments with an initial maturity of three months or less to be cash equivalents.

                                                                     (Continued)

                               TNR TECHNICAL, INC.

                          Notes to Financial Statements

                             July 31, 2002 and 2001

(1)      Summary of Significant Policies - Continued

         (m)      Earnings Per Common Share

                  Basic earnings per common share have been computed based upon the weighted average number of common shares outstanding during the years presented. Common stock equivalents resulting from the issuance of the stock options are included in the calculation of diluted earnings per share information.

         (n)      Reclassifications

                  Certain amounts from 2001 and 2000 have been reclassified to conform with the 2002 presentation.

(2)      Inventories

         Inventories consist of the following:

                                                            2002          2001
                                                            ----          ----

          Finished goods                                  $1,058,683   1,213,541

          Work-in-process                                     33,869      37,532
                                                          ----------  ----------

                                                          $1,092,552   1,251,073
                                                          ==========  ==========


(3)      Property and Equipment

         Property and equipment consists of the following:

                                                             2001         2000
                                                             ----         ----

          Machinery and equipment                         $  209,355     251,854
          Leasehold improvements                              20,347      20,347
                                                          ----------  ----------

                                                             229,702     272,201
          Less accumulated depreciation and amortization     114,500     115,323
                                                          ----------  ----------

                                                          $  115,202     156,878
                                                          ==========  ==========

                               TNR TECHNICAL, INC.

                          Notes to Financial Statements

                             July 31, 2001 and 2000

(4)      Investments

         Investments held by the Company are classified as trading securities and consist of certain government and corporate fixed income securities.

         Unrealized gains and losses associated with trading securities are included in earnings on a current basis. The Company determines cost on the specific identification basis. The following table summarizes the Company's investments at July 31, 2002.

                                              Fair                    Unrealized
                                              Value        Cost         Gains
                                          ------------  -----------   ----------

           U.S. Government notes          $  1,677,611    1,616,422       61,189
           Corporate fixed income bonds         50,580       50,000          580
           Accrued interest                     22,628       22,628
                                                                               -
                                          ------------  -----------   ----------

                                          $  1,750,819    1,689,050       61,769
                                          ============  ===========   ==========


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

                                                                     (Continued)

                               TNR TECHNICAL, INC.

                          Notes to Financial Statements

                             July 31, 2002 and 2001

(5)      Stock Option Plans (Continued)

         The 1998 Incentive and Non-Qualified Stock Option Plan, (the "1998 Plan"), was approved by the Board of Directors effective December 15, 1998 subject to stockholder approval within 12 months. The 1998 Plan covers 30,000 shares of Common Stock, subject to adjustment of shares under the anti-dilution provisions of the 1998 Plan. The 1998 Plan authorizes the issuance of the options covered thereby as either "Incentive Stock Options" within the meaning of the Internal Revenue Code of 1986, as amended, or as "Non-Statutory Stock Options." Persons eligible to receive options under the 1998 Plan include employees, directors, officers, consultants or advisors, provided that bona fide services shall be rendered by consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital raising transaction; however, only employees (who may also be officers and/or directors) are eligible to receive an Incentive Stock Option. The 1998 Plan also provides that no options may be granted after December 15, 2008. Except for the foregoing, the 1998 Plan is identical to the 1992 Plan. As of July 31, 2002, no options have been granted under the 1998 Plan.

         Options granted and issued by the Company consist of the following:

                                               Number     Weighted Average Price
                                               ------     ----------------------

        Balance outstanding, August 1, 1997       30,000  $       3.25
                 Options granted                       -             -
                 Options expired                       -             -
                                              ----------  --------------------
        Balance outstanding, July 31, 1998        30,000          3.25
                 Options granted                   7,000          5.00
                 Options expired                       -             -
                                              ----------  --------------------
        Balance outstanding, July 31, 1999        37,000          3.58
                 Options granted                       -             -
                 Options expired                       -             -
                                              ----------  --------------------
        Balance outstanding, July 31, 2000        37,000          3.58
                                              ----------  --------------------
                 Options granted                       -             -
                 Options expired                       -             -
                                              ----------  --------------------
        Balance outstanding, July 31, 2001        37,000          3.58

                 Options granted                  23,000          6.80
                 Options exercised               (12,000)         3.54
                                              ----------  --------------------
                                                  48,000  $       5.13
                                              ==========  ====================

                                                                     (Continued)

                               TNR TECHNICAL, INC.

                          Notes to Financial Statements

                             July 31, 2002 and 2001


(5)      Stock Option Plans (Continued)

         Information relating to options at July 31, 2002, summarized by exercise price, is as follows:

                  Outstanding and Exercisable              Weighted Average
                  ---------------------------              ----------------
            Exercise Price      Equivalent Shares     Exercise Price       Year
            --------------      -----------------     --------------       ----

                $  3.25               20,000               3.25            4.5
                   5.00                5,000               5.00            6.5
                   6.80               23,000               6.80            9.3
                                      ------
                                      48,000               5.13            7.0
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
                 Expected life                                         10 years

         The weighted average fair value at the date of grant of the remaining options granted during 1999 and the options granted in 2002 approximated $2.12 per option.

         Accordingly, management has not presented the pro forma effects of the application of SFAS No. 123 herein with respect to net earnings and earnings per share for the years ended July 31, 2002, 2001 and 2000.

                               TNR TECHNICAL, INC.

                          Notes to Financial Statements

                             July 31, 2002 and 2001

(6)      Income Taxes

         The income tax provision for the years ended July 31, 2002, 2001 and 2000 consists of the following:

                                              2002           2001        2000
                                              ----           ----        ----

               Current:
                    Federal                 $273,500       259,338      246,000
                    State                     62,346        53,000       58,000
                                            --------     ---------    ---------

                                             335,846       312,338      304,000
                                            --------     ---------    ---------



               Deferred:
                    Federal                    3,500        (1,600)     (11,000)
                    State                        500          (400)     ( 2,000)
                                            --------     ---------    ---------

                                               4,000        (2,000)     (13,000)
                                            --------     ---------    ---------

                        Total               $339,846       310,338      291,000
                                            ========     =========    =========

         Income tax expense attributable to income before income tax differed from the amount computed by applying the U.S. Federal income tax rate of 34% to income from operations before income taxes as a result of the following:

                                                 2002          2001       2000
                                                 ----          ----       ----

      Computed "expected" tax expense          $305,000      283,000     249,000
      Increase (reduction) in income tax
          expense resulting from:
             State income taxes, net of
               federal income tax benefit        47,000       44,000     37,000
             Overaccrual of income tax
                liability in prior year          (9,500)     (14,000)         -
             Adjustment to deferred tax assets
                to reflect current effective
                tax rates and other              (2,654)      (2,662)     5,000
                                               --------      -------    -------

                                               $339,846      310,338    291,000
                                               ========      =======    =======

                                                                     (Continued)

                               TNR TECHNICAL, INC.

                          Notes to Financial Statements

                             July 31, 2002 and 2001

(6)      Income Taxes - Continued

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at July 31, 2002 and 2001 are presented below:

                                                              2002         2001
                                                              ----         ----

        Deferred tax assets:
           Inventories, principally due to additional costs
             inventoried for tax purposes                     $ 39,000    42,000
           Accounts receivable, due to allowance for
             uncollectible accounts                              7,000     8,000
                                                              --------   -------

                                                                46,000    50,000
        Less valuation allowance                                     -         -
                                                              --------   -------

                  Total                                       $ 46,000    50,000
                                                              ========   =======

         Deferred taxes are presented in the
            accompanying balance sheets as:

                                                              2002        2001
                                                              ----        ----

           Current deferred tax assets                       $ 46,000    50,000
           Noncurrent deferred tax assets                           -         -
                                                             --------   -------

                                                             $ 46,000    50,000
                                                             ========   =======

         In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. Management considers the projected future taxable income and tax planning strategies in making this assessment. The Company believes that future earnings in addition to the amount of the taxable differences which will reverse in future periods, will be sufficient to offset recorded deferred tax assets and, accordingly, a valuation allowance is not considered necessary at July 31, 2002 and 2001.

                               TNR TECHNICAL, INC.

                          Notes to Financial Statements

                             July 31, 2002 and 2001


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


         Total lease and rental expense amounted to $145,206, $148,499, and $111,330 in 2002, 2001, and 2000, respectively. In 2002, 2001 and 2000 lease expense associated with related parties amounted approximately to $86,000, $84,000 and $81,000, respectively.

(8)      Sales to Major Customers

         During the years ended July 31, 2002, 2001 and 2000 no customer accounted for more than 10% of total revenues.

(9)      Supplementary Information

                                                2002          2001        2000
                                                ----          ----        ----

         Advertising costs                    $24,722       28,766      29,184
         Provision for doubtful accounts        8,400        8,400       8,400

         The provision for doubtful accounts and advertising costs are included in selling, general and administrative costs in the accompanying statements of operations.

                               TNR TECHNICAL, INC.

                          Notes to Financial Statements

                             July 31, 2002 and 2001


(10)     Non-Operating Revenue (Expense)

         Other non-operating revenue (expense), net, for the years ended July 31, 2002, 2001 and 2000, is comprised of the following:

                                                     2002       2001     2000
                                                     ----       ----     ----

        Loss on disposition of fixed assets       $ (7,044)   (1,814)   (22,927)
        Miscellaneous income (primarily customer
             reimbursed freight costs)                  -      4,826     11,200
                                                  --------   -------    -------

                                                  $ (7,044)    3,012    (11,727)
                                                  ========   =======    =======


(11)     Selected Financial Data (Unaudited)

         The following is a summary of the quarterly results of operations for the years ended July 31, 2002 and 2001, respectively:


                                     Quarter ended   Quarter ended    Quarter ended     Quarter ended     Year ended
                                      October 31,     January 31,       April 30,         July 31,         July 31,
                                      -----------     -----------       ---------         --------         --------
                  2002
                  ----

Net revenues                         $ 2,030,707       1,874,603         1,930,847        2,072,475        7,908,632
Net income from operations               349,596          87,975           195,082          155,959          788,612
Basic earnings per share                    0.88            0.22              0.52             0.53             2.15
Weighted-average number of
   shares issued and outstanding         258,821         258,306           257,421          259,074          260,727

                  2001

Revenues                             $ 2,349,425       1,885,859         1,978,410        1,817,156        8,030,850
Net income from operations               241,470         207,700           210,897           89,682          749,749
Basic earnings per share                    0.61            0.54              0.57             0.30             2.02
Weighted-average number of
   shares issued and outstanding         259,489         259,190           258,880          258,998          259,116

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

         The names, ages and principal occupations of the Company's present directors, and the date on which their term of office commenced and expires, are listed below.

                             Term         First
                             Of           Became        Principal
Name                Age      Office       Director      Occupation
----                ---      ------       --------      ----------

Wayne Thaw          45        (1)           1983        Chairman of the Board
                                                        Chief Executive Officer
                                                        President

Jerrold Lazarus     70        (1)           1987        Retired

Norman L. Thaw      69        (1)           1979        President of
                                                        Stride Rite
                                                        Stables, Inc.,
                                                        Private Investor

Kathie Thaw         47       (1)            1996        Vice-President

Mitchell Thaw       46       (1)            1998        Co-Manager - Hedge Fund

                                                        Vice President and
Patrick Hoscoe      39       (1)            1998        Operations Manager
                                                        of the Company's West
                                                        Coast Division
---------
(1) Directors are elected at the annual meeting of stockholders and hold office until the following annual meeting.

         Wayne Thaw is Chairman of the Board, Chief Executive Officer, Chief Financial Officer and President of the Company. Kathie Thaw and Patrick Hoscoe each serve as a Vice President of the Company. Kathie Thaw also serves as Secretary and Treasurer of the Company. The terms of all officers expire at the annual meeting of directors following the annual stockholders meeting. Officers serve at the pleasure of the Board and may be removed, either with or without cause, by the Board of Directors, and a successor elected by a majority vote of the Board of Directors, at any time.

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

         Mitchell Thaw has been director of the Company since December 1998. Mr. Thaw is currently a co-manager of a hedge fund. From November 2000 until September 2001, he was Executive Vice President of KBC Securities, an international securities firm that traded derivatives stock options such as convertible bonds and Japanese warrants. From May 2000 to October 2000, he acted as a professional trader for his own account. From April 1999 through May 2000, Mr. Thaw served as a Director of Institutional Options at Schroder & Co., Inc. From 1988 through April 1998, Mr. Thaw was an executive for UBS Securities. Between April 1998 and March 1999, Mr. Thaw was not associated with any firms.

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

Family Relationships

         Norman L. Thaw is the father of Wayne Thaw and Mitchell Thaw. Wayne Thaw and Kathie Thaw are married.

Lack of Committees

         The Company has no standing audit, nominating and compensation committees of the Board of Directors or committees performing similar functions. The Company does not currently have an Audit Committee of its Board of Directors or independent directors to form an Audit Committee. It is the intention of the Board of Directors to use its best efforts to obtain two qualified persons to serve as independent board members on a newly formed Audit Committee. Independent director is defined in Rule 4200(a)(14) of the NASD's Listing Standards to mean a person other than an officer or employee of the Company or its subsidiaries or any other individual having a relationship which, in the opinion of the Company's Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The following persons should not be considered independent:

o A director who is employed by the Company or any of its affiliates for the current year or any of the past three years;
o A director who accepts any compensation from the Company or any of its affiliates in excess of $60,000 during the previous fiscal year other than compensation for Board service, benefits under a tax qualified retirement plan, or non discretionary compensation;
o A director who is a member of the immediate family of an individual who is, or has been in any of the past three years, employed by the Company or any of its affiliates as an executive officer. Immediate family includes a person's spouse, parents, children, siblings, mother-in-law, father-in-law, sister-in-law, brother-in-law, son-in-law, daughter-in-law, and anyone who resides in such person's home;
o A director who is a partner in, or a controlling shareholder or an executive officer of, any for-profit business organization to which the Company made, or from which the Company received, payments (other than those arising solely from investments in the Company's securities) that exceed 5% of the Company's or business organizations consolidated gross revenues for that year, or $200,000, whichever is more, in any of the past three years;
o A director who is employed as an executive of another entity where any of the Company's executives serve on that entity's compensation committee.

         If successful, the Board would likely expand the number of directors to eight and to fill the vacancies with the two independent persons selected by the Board. No assurances can be given that the Board's efforts to select two persons to serve as independent directors and on the proposed Audit Committee will be successful. In the event an Audit Committee is established, its first responsibility would be to adopt a written charter. Such charter would be expected to include, among other things:

o annually reviewing and reassessing the adequacy of the committee's formal charter;

o reviewing the annual audited financial statements with the Company's management and its independent auditors and the adequacy of its internal accounting controls;

o reviewing analyses prepared by the Company's management and independent auditors concerning significant financial reporting issues and judgments made in connection with the preparation of its financial statements;

o being directly responsible for the appointment, compensation and oversight of the independent auditor, which shall report directly to the Audit Committee, including resolution of disagreements between management and the auditors regarding financial reporting for the purpose of preparing or issuing an audit report or related work;

o        reviewing the independence of the independent auditors;

o reviewing the Company's auditing and accounting principles and practices with the independent auditors and reviewing major changes to its auditing and accounting principles and practices as suggested by the independent auditor or its management;

o reviewing all related party transactions on an ongoing basis for potential conflict of interest situations; and

o all responsibilities given to the Audit Committee by virtue of the Sarbanes-Oxley Act of 2002, which was signed into law by President George W. Bush on July 30, 2002.

Item 11.  Compensation of Directors and Executive Officers.

         The following table provides a three-year summary compensation table with respect to the Company's Chief Executive Officer and any executive officers earning salaries and bonuses of $100,000 or more during fiscal 2002. During the past three fiscal years, the Company has not granted restricted stock awards or stock appreciation rights. In addition, the Company does not have a defined benefit or actuarial plan.

                           SUMMARY COMPENSATION TABLE

====================================================================================================================================
                                                                                         Long Term Compensation
                                                                              --------------------------------------
                                  Annual Compensation                             Awards                   Payouts
------------------------------------------------------------------------------------------------------------------------------------
      (a)               (b)          (c)            (d)            (e)           (f)            (g)          (h)           (i)
                                                                  Other                                                    All
  Name                                                           Annual       Restricted                                  Other
  And                                                            Compen-         Stock         Number        LTIP         Compen-
  Principal                                                      sation        Award(s)          of         Payout        Sation
  Position             Year      Salary ($)      Bonus ($)       ($)(1)          ($)          Options        ($)           ($)
------------------------------------------------------------------------------------------------------------------------------------
                      2002       125,008        54,164            0              0            23,000         0              0
 Wayne Thaw,
 CEO, President       2001       123,677        42,404            0              0              0            0              0
                     ---------------------------------------------------------------------------------------------------------------
                      2000       112,288        38,400            0              0              0            0              0
------------------------------------------------------------------------------------------------------------------------------------
 Patrick Hoscoe,      2002        85,670        26,000            0              0              0            0              0
 Vice President      ---------------------------------------------------------------------------------------------------------------
                      2001        82,201        24,147            0              0              0            0              0
                     ---------------------------------------------------------------------------------------------------------------
                      2000        73,724        22,717            0              0              0            0              0
------------------------------------------------------------------------------------------------------------------------------------

----------
(1) Does not include the value of a leased or company owned automobile provided to each officer for business purposes.

         The Company has no employment contracts with its executive officers. Wayne Thaw is currently receiving an annual salary and bonuses of approximately $180,000 plus such increases as determined by the Board of Directors. The Company also pays for the cost of gasoline, repairs and insurance related to an automobile purchased by the Company in December 2000 for Mr. Wayne Thaw's use. Patrick Hoscoe currently receives an annual salary and bonuses of approximately $112,000 plus such increases as determined by the Company's Board of Directors.

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

Stock Option Plans

         The 1992 Plan

         The 1992 Incentive and Non-Qualified Stock Option Plan, (the "1992 Plan"), was approved by the Board of Directors on November 17, 1992 and ratified by stockholders on January 29, 1993. The 1992 Plan covers 60,000 shares of Common Stock, subject to adjustment of shares under the anti-dilution provisions of the 1992 Plan. The 1992 Plan authorizes the issuance of the options covered thereby as either "Incentive Stock Options" within the meaning of the Internal Revenue Code of 1986, as amended, or as "Non-Statutory Stock Options." Persons eligible to receive options under the 1992 Plan includes employees, directors, officers, consultants or advisors, provided that bona fide services shall be rendered by consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital raising transaction; however, only employees (who may also be officers and/or directors) are eligible to receive an Incentive Stock Option. The 1992 Plan also provides that no options may be granted after November 16, 2002. In December 1996, the Company has granted ten year non-statutory options to purchase 30,000 shares at an exercise price of $3.25 per share to Wayne Thaw (10,000 shares), Jerrold Lazarus (10,000 shares) and Kathie Thaw (10,000 shares). In December 1998, the Company granted ten year non-statutory stock options to purchase 7,000 shares at an exercise price of $5.00 per share to Jerrold Lazarus (2,000 shares), Wayne Thaw (3,000 shares) and Patrick Hoscoe (2,000 shares). In December 2001, the Company granted Wayne Thaw 10-year Non-Statutory Stock Options to purchase 23,000 shares of the Company's Common Stock at an exercise price of $6.80 per share. In April 2002, Jerrold Lazarus exercised his options to purchase 12,000 shares. Accordingly, all 60,000 options have been granted under the 1992 Plan with 48,000 options remaining outstanding and 12,000 options have been exercised.

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

         The 1998 Plan

         The 1998 Incentive and Non-Qualified Stock Option Plan, (the "1998 Plan"), was approved by the Board of Directors effective December 15, 1998 subject to stockholder approval within 12 months. The 1998 Plan covers 30,000 shares of Common Stock, subject to adjustment of shares under the anti-dilution provisions of the 1998 Plan. The 1998 Plan authorizes the issuance of the options covered thereby as either "Incentive Stock Options" within the meaning of the Internal Revenue Code of 1986, as amended, or as "Non-Statutory Stock Options." Persons eligible to receive options under the 1998 Plan includes employees, directors, officers, consultants or advisors, provided that bona fide services shall be rendered by consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital raising transaction; however, only employees (who may also be officers and/or directors) are eligible to receive an Incentive Stock Option. The 1998 Plan also provides that no options may be granted after December 15, 2008. Except for the foregoing, the 1998 Plan is identical to the 1992 Plan. As of October 3, 2002, no options have been granted under the 1998 Plan.

                               OPTION GRANTS TABLE

         The information provided in the table below provides information with respect to individual grants of stock options during fiscal 2002 of each of the executive officers named in the summary compensation table above. The Company did not grant any stock appreciation rights during 2002.

                        Option Grants in Last Fiscal Year
                        ---------------------------------

====================================================================================================================================
                                                                                                               Potential
                                      Individual Grants                                                   Realizable Value at
                                                                                                             Assumed Annual
                                                                                                   Rates of Stock Price Appreciation
                                                                                                           for Option Term (2)
-----------------------------------------------------------------------------------------------------------------------------------
               (a)            (b)              (c)            (d)            (e)             (f)                  (g)
                                              % of
                                              Total
                                             Options/
                                            Granted to
                            Options         Employees       Exercise       Expira-
                            Granted         in Fiscal        Price           tion
              Name            (#)            Year (1)        ($/Sh)          Date            5%($)               10%($)
------------------------------------------------------------------------------------------------------------------------------------
Wayne Thaw                   23,000             100           6.80          12/3/11         98,440              249,320
------------------------------------------------------------------------------------------------------------------------------------
Patrick Hoscoe                 0                0             N/A            N/A             N/A                  N/A
------------------------------------------------------------------------------------------------------------------------------------

N/A - Not Applicable.
-------------
(1) The percentage of total options granted to employees in fiscal year is based upon options granted to officers, directors and employees.

(2) The potential realizable value of each grant of options assumes that the market price of the Company"s Common Stock appreciates in value from the date of grant to the end of the option term at annualized rates of 5% and 10%, respectively, and after subtracting the exercise price from the potential realizable value.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FY-END OPTION VALUES

         The information provided in the table below provides information with respect to each exercise of stock option during fiscal 2002 by each of the executive officers named in the summary compensation table and the fiscal year end value of unexercised options.

================================================================================
      (a)             (b)            (c)           (d)                (e)

                                                                    Value of
                                                Number of         Unexercised
                    Shares                     Unexercised       In-the-Money
                   Acquired                    Options at          Options
                      on           Value       FY-End (#)        at Fy-End($)
                   Exercise      Realized     Exercisable/       Exercisable/
     Name            (#)          ($)(1)     Unexercisable      Unexercisable(1)
--------------------------------------------------------------------------------

  Wayne Thaw         -0-           -0-         36,000/0            102,100/0
--------------------------------------------------------------------------------

Patrick Hoscoe       -0-           -0-          2,000/0             7,000/0
--------------------------------------------------------------------------------

(1) The aggregate dollar values in column (c) and (e) are calculated by determining the difference between the fair market value of the Common Stock underlying the options and the exercise price of the options at exercise or fiscal year end, respectively. In calculating the dollar value realized upon exercise, the value of any payment of the exercise price is not included. Fiscal year end value based upon a market price of $8.50 per share determined as of the close of business on July 10, 2002, the last trade before the end of our fiscal year on July 31, 2002.

Report of the Board of Directors on Executive Compensation

         During fiscal 2002, the entire Board which consists of Norman Thaw, Jerrold Lazarus, Wayne Thaw, Kathie Thaw, Mitchell Thaw and Patrick Hoscoe, held primary responsibility for determining executive compensation levels. The goals of the Company's compensation program is to align compensation with business objectives and performance and to enable the Company to attract, retain and reward executive officers and other key employees who contribute to the long-term success of the Company. The Company has provided on a prospective basis annual incentive opportunity to several of its key employees sufficient to provide motivation to achieve specific operating goals. The foregoing report has been approved by all members of the board of directors.

                                    Wayne Thaw -Chairman
                                    Jerrold Lazarus
                                    Norman Thaw
                                    Kathie Thaw
                                    Mitchell Thaw
                                    Patrick Hoscoe

Compensation Committee Interlocks and Insider Participation

         During fiscal 2002, Wayne Thaw, Kathie Thaw and Patrick Hoscoe, executive officers of the Company, were involved in determining executive officer compensation levels as members of the Board of Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         As of October 3, 2002, the Company had outstanding 270,817 shares of Common Stock. The only persons of record who presently hold or are known to own (or believed by the Company to own) beneficially more than 5% of the outstanding shares of such class of stock is listed below. The following table also sets forth certain information as to holdings of the Company's Common Stock of all officers and directors individually, and all officers and directors as a group. The shares shown in the table below for Norman Thaw and his sons, Wayne Thaw and Mitchell Thaw are not beneficially owned by each other and are listed separately.


================================================================================


                     Name and Address of           Number of        Approximate
Title of Class       Beneficial Owner (1)           Shares            Percent
--------------------------------------------------------------------------------

Common Stock        Wayne Thaw (3)(8)               87,592             29.8
-------------------------------------------------------------------------------

Common Stock        Norman L. Thaw (2)(8)           55,228             20.4
-------------------------------------------------------------------------------

Common Stock        Jerrold Lazarus (5)                141                *
-------------------------------------------------------------------------------

Common Stock        Kathie Thaw (4)(8)              10,000              3.6
-------------------------------------------------------------------------------

Common Stock        Patrick Hoscoe (6)               2,000                *
-------------------------------------------------------------------------------

Common Stock        Mitchell A. Thaw (8)            33,525             12.4
-------------------------------------------------------------------------------

Common Stock        All Directors and
                    Officers as a group
                    (six persons) (7)              188,486             59.1
--------------------------------------------------------------------------------

--------------
*        Less than one percent of the outstanding shares of Common Stock.

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

(3)      Includes options to purchase 36,000 shares.

(4)      Includes options to purchase 10,000 shares.

(5)      Includes options to purchase 12,000 shares.

(6)      Includes options to purchase 2,000 shares.

(7) Includes options to purchase 48,000 shares granted to officers and directors.

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

Item 13. Certain Relationships and Related Transactions.

         See Item 2 regarding the description of lease between the Company and a RKW Holding Ltd. ("RKW"), a Florida Limited Partnership, controlled by Wayne Thaw. In fiscal 2002, 2001, 2000 and 1999, $82,345, $78,424, $74,690 and
$71,133, respectively, were paid by the Company to RKW, which amount is expected to increase by approximately 5% for fiscal 2003. The foregoing amounts paid to RKW do not include insurance reimbursement of approximately $2,000 per year and property taxes paid of approximately $7,700 per year.

Item 14. Controls and Procedures

         (a) Item 307(a) of Regulation SK is effective for registrants reporting on periods ending after August 29, 2002. Accordingly, this item is not applicable in the report.

         (b) While the evaluation required by Item 307(a) is not required to have been performed within 90 days of the filing of this report on Form 10-K, at this time, there have been no significant changes in the registrant's internal controls or in other factors that could significantly affect these controls and there have not been any corrective actions with regard to significant deficiencies and material weaknesses.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

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

             3(B)     February 1992 Certificate of Amendment to
                      Certificate of Incorporation (2)

             10 Lease Agreement dated January 17, 1996 by and between RKW Holding Ltd. and the Registrant (3)

             11       Earnings per share.  See Financial Statements

             99       1998 Incentive and Non-Statutory Stock Option Plan (4)

-------------
(1) Exhibits 3 and 3(A) are incorporated by reference from Registration No. 2-85110 which were filed in a Registration Statement on Form S-18.

(2) Incorporated by reference to Form 10-K for the fiscal year ended July 31, 1992.

(3) Incorporated by reference to Form 10-K for the fiscal year ended July 31, 1996.

(4) Incorporated by reference to Form 10-K for the fiscal year ended July 31, 1999.

         (b)      Reports on Form 8-K.

                  No Reports on Form 8-K were filed or required to be filed during the quarter ended July 31, 2002.

                                SIGNATURES

         Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TNR TECHNICAL, INC.

                                        By:/s/ Wayne Thaw
                                           ------------------------------------
                                            Wayne Thaw, Chief Executive Officer

Dated:  Sanford, Florida
October 18, 2002

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures                           Title                          Date
----------                           -----                          ----

/s/ Norman L. Thaw                  Director                  October 18, 2002
----------------------
    Norman L. Thaw

/s/ Jerrold Lazarus                 Director                  October 18, 2002
-----------------------
    Jerrold Lazarus

/s/ Wayne Thaw                      Chairman of the           October 18, 2002
---------------------               Board, Chief
    Wayne Thaw                      Executive Officer
                                    President,
                                    Chief Financial
                                    and Accounting
                                    Officer


/s/ Kathie Thaw                     Vice President,           October 18, 2002
-----------------------             Treasurer,
    Kathie Thaw                     Secretary
                                    and Director


/s/ Mitchell Thaw                   Director                  October 18, 2002
----------------------
    Mitchell Thaw

/s/ Patrick Hoscoe                  Vice President            October 18, 2002
--------------------                and Director
    Patrick Hoscoe

Norman Thaw, Kathie Thaw, Wayne Thaw, Mitchell Thaw, Patrick Hoscoe and Jerrold Lazarus represent all the members of the Board of Directors.

                                  CERTIFICATION

         I, Wayne Thaw, Chief Executive Officer and Chief Financial Officer of the Registrant, certify that:

         1. I have reviewed this annual report on Form 10-K of TNR Technical, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


Date:  October 18, 2002             /s/ Wayne Thaw
                                    --------------------------------------------
                                        Wayne Thaw, Chief Executive Officer
                                        and Chief Financial Officer