Form 10-Q
period 2002-10-31
TNR TECHNICAL INC
filed 2002-12-19
CIK 723615

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 [X]              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended October 31, 2002

                                       OR

 [ ]           TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

Commission File Number:  0-13011

                               TNR TECHNICAL, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          New York                                       11-2565202
---------------------------------           -----------------------------------
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

301 Central Park Drive
Sanford, Florida                                                       32771
----------------------------------------                            -----------
(Address of principal executive offices)                            (Zip  Code)

Registrant's telephone number,
including area code:    (407) 321-3011

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

269,197 Common Shares, $.02 par value were issued and outstanding at October 31, 2002

                              TNR TECHNICAL, INC.

                                     Index



                                                                           Page
                                                                          Number
                                                                          ------
PART 1.         FINANCIAL INFORMATION

        Item 1. Financial Statements

                Balance Sheets
                 October 31, 2002 (Unaudited) and
                 and July 31, 2002                                             1

                Statements of Operations
                 Three months ended
                  October 31, 2002 (Unaudited) and
                  October 31, 2001 (Unaudited)                                 2

                Statements of Cash Flows
                 Three months ended
                  October 31, 2002 (Unaudited) and
                  October 31, 2001 (Unaudited)                                 3

                Notes to Financial Statements (Unaudited)                      4

        Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                 5

PART II.        OTHER INFORMATION                                              7

SIGNATURES

                               TNR TECHNICAL, INC.

                                 Balance Sheets

                                                                                                       October 31, 2002
                                                                               July 31, 2002             (Unaudited)
                                                                             ------------------     -----------------------
                                     Assets

Current assets:
      Cash and cash equivalents                                                    $   854,729                   1,171,811
      Investments                                                                    1,750,819                   1,918,371
      Accounts receivable - trade, less allowance for doubtful
         accounts of $18,733 and $20,736                                               577,050                     666,728
      Inventories                                                                    1,092,552                     970,948
      Prepaid expenses and other current assets                                         16,844                      18,418
      Income taxes receivable                                                           23,000                           -
      Deferred income taxes                                                             46,000                      42,000
                                                                             ------------------     -----------------------

                   Total current assets                                              4,360,994                   4,788,276

      Property and equipment, at cost, net of accumulated
         depreciation and amortization                                                 115,202                     112,889

      Deposits                                                                          15,457                      15,457
                                                                             ------------------     -----------------------
                   Total assets                                                    $ 4,491,653                   4,916,622
                                                                             ==================     =======================

                      Liabilities and Shareholders' Equity

Current liabilities:
      Accounts payable                                                               $ 121,563                     361,899
      Accrued expenses                                                                 229,932                     148,480
      Income taxes payable                                                                   -                      58,000
                                                                             ------------------     -----------------------
                   Total current liabilities                                           351,495                     568,379
                                                                             ------------------     -----------------------

Shareholders' equity:
      Common stock - $0.02 par value, authorized 500,000
         shares; issued 313,581 shares                                                   6,272                       6,272
      Additional paid-in capital                                                     2,698,261                   2,698,261
      Retained earnings                                                              1,664,535                   1,872,916
      Treasury stock - 44,352 and 44,384 shares                                       (228,910)                   (229,206)
                                                                             ------------------     -----------------------
                   Total shareholders' equity                                        4,140,158                   4,348,243
                                                                             ------------------     -----------------------
                                                                                   $ 4,491,653                   4,916,622
                                                                             ==================     =======================

See accompanying notes to financial statements.

                               TNR TECHNICAL, INC.

                            Statements of Operations

                                                                                                   Three Months Ended
                                                                                                       October 31,
                                                                                                 2002                2001
                                                                                             (Unaudited)         (Unaudited)
                                                                                           -----------------    ---------------
Revenues:
     Net sales                                                                              $     1,997,269          2,030,707
                                                                                           -----------------    ---------------

Cost and expenses:
     Cost of goods sold                                                                           1,420,714          1,345,512
     Selling, general and administrative                                                            337,011            335,599
                                                                                           -----------------    ---------------

                                                                                                  1,757,725          1,681,111
                                                                                           -----------------    ---------------

               Operating income                                                                     239,544            349,596

Non-operating revenue:
     Interest income                                                                                 21,892             14,194
     Investment income                                                                               46,155                  -
                                                                                           -----------------    ---------------

               Income before income taxes                                                           307,591            363,790

Provision for income taxes                                                                           99,210            136,718
                                                                                           -----------------    ---------------

               Net income                                                                   $       208,381            227,072
                                                                                           =================    ===============

Basic earnings per share                                                                             $ 0.77               0.88
                                                                                           =================    ===============

Diluted earnings per share                                                                           $ 0.73               0.80
                                                                                           =================    ===============

Weighted average number of shares outstanding - basic                                               269,221            258,821
                                                                                           =================    ===============

Weighted average number of shares outstanding - diluted                                             258,221            284,433
                                                                                           =================    ===============

See accompanying notes to financial statements

                               TNR TECHNICAL, INC.

                            Statements of Cash Flows

                                                                                                   Three months ended
                                                                                                       October 31,
                                                                                                2002                 2001
                                                                                            (Unaudited)           (Unaudited)
                                                                                          -----------------     ----------------

Cash flows from operating activities:
     Net income                                                                                  $ 208,381              227,072
     Adjustments to reconcile net income to net cash
        provided by operating activities:
           Depreciation and amortization                                                             7,903               10,212
           Deferred income taxes                                                                     4,000                    -
           Provision for bad debt                                                                    2,100                2,100
           Net investment income                                                                   (46,155)                   -
           Changes in operating assets and liabilities:
               Accounts receivable                                                                 (91,778)            (129,525)
               Inventories                                                                         121,604              265,373
               Prepaid expenses and other assets                                                    (1,574)                 622
               Income taxes payable                                                                 81,000              101,000
               Accounts payable and accrued expenses                                               158,884             (139,089)
                                                                                          -----------------     ----------------

                          Net cash provided by operating activities                                444,365              337,765
                                                                                          -----------------     ----------------

Cash flows from investing activities:
     Purchase of property and equipment                                                             (5,590)              (2,465)
     Purchase of investments and accrued interest                                                 (121,397)                   -
                                                                                          -----------------     ----------------

                          Net cash used in investing activities                                   (126,987)              (2,465)
                                                                                          -----------------     ----------------

Cash flows from financing activities:
     Purchase of treasury stock                                                                       (296)                 (90)
                                                                                          -----------------     ----------------

                          Net cash used in financing activities                                       (296)                 (90)
                                                                                          -----------------     ----------------

                          Increase in cash and cash equivalents                                    317,082              335,210

Cash and cash equivalents - beginning of period                                                    854,729            1,871,854
                                                                                          -----------------     ----------------

Cash and cash equivalents - end of period                                                      $ 1,171,811            2,207,064
                                                                                          =================     ================

See accompanying notes to financial statements

                              TNR TECHNICAL, INC.

Notes to Financial Statements



(1)      Presentation of Unaudited Financial Statements

         The unaudited financial statements have been prepared in accordance with rules of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. The information furnished, in the opinion of management, reflects all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of October 31, 2002, and results of operations and cash flows for the three month periods ended October 31, 2002 and 2001. The results of operations are not necessarily indicative of results which may be expected for any other interim period, or for the year as a whole.

(2)      Sales to Major Customers

         During the three months ended October 31, 2002 and 2001, no customer accounted for more than 10% of total revenue.

(3)     Inventories

         Inventories consist of the following:

                                                               October 31, 2002
                                     July 31, 2002                (Unaudited)
                                     -------------             ----------------
         Finished goods              $   1,058,683                      940,849
         Work-in-progress                   33,869                       30,099
                                     -------------             ----------------
                                     $   1,092,552                      970,948
                                     =============             ================

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

Liquidity and Capital Resources

Working capital amounted to $4,219,897 at October 31, 2002 as compared to $4,009,499 at July 31, 2002. Cash and investments amounted to $3,090,182 at October 31, 2002 as compared to $2,605,548 at July 31, 2002. As more fully described in the statement of cash flows included in the Company's financial statements elsewhere herein, net cash provided by operating activities for the quarter ended was $444,365.

During the quarter ended October 31, 2002, cash flow from operating activities was provided primarily by the Company's net income of $208,381. Sales activity during the first quarter resulted in increased accounts receivable balances ($91,778) while reducing inventory levels ($121,604). Increases in accounts payable ($240,336), offset by reductions in accrued expenses ($81,452) resulted in an overall increase of $158,884. Changes in accrued expenses are primarily the result of the payout of accrued bonuses. Accounts payable increases are mainly due to the timing of vendor payments made beyond the quarter end. Net investment income during the quarter was $46,155. Income taxes payable increased $81,000. In addition, net cash was used in investing activities to purchase property and equipment and additional investments. Net cash was also used in financing activities to purchase treasury stock.

For the three months ended October 31, 2001, cash flow from operating activities was provided primarily by the Company's net income. Sales activity during the first quarter resulted in increased accounts receivable balances while reducing inventory levels. Accounts payable and accrued expenses were reduced during the quarter primarily as a result of bonus payments and computer consulting costs, combined with a reduction in accounts payable to take advantage of vendor discounts, and a general slowing of purchases of inventory in an effort to reduce overall inventory levels. In addition, net cash was used in investing activities to purchase property and equipment and in financing activities to purchase treasury stock.

The Company's short term and long term liquidity needs have been satisfied from internal sources including cash from operations and amounts available from the Company's working capital. During the balance of fiscal 2003 and on a long-term basis, management expects this trend to continue. There are no material commitments for capital expenditures or any long-term credit arrangements as of October 31, 2002.

Results of Operations

Sales for the first quarter ended October 31, 2002 decreased less than 2% or $33,438 from the first quarter ended October 31, 2001. Gross profit decreased 5% or $108,640 from the first quarter ended October 31, 2001. Cost of goods sold rose 5.5% or $75,202. Increased cost of goods sold and the subsequent decrease in gross profit are directly related to implementing a reduced customer pricing strategy in order to remain competitive in the current market.

Operating (selling, general and administrative) expenses increased from $335,599 for the three months ended October 31, 2001 to $337,011 for the three months ended October 31, 2002, or less than one half of one percent. Operating expenses when expressed as a percentage of net sales for the three months ended October 31, 2002 was approximately 16.8% as compared to 16.5% for the comparable period of the prior year.

The Company did not charge its operations with any research and development costs during the first quarter ended October 31, 2002. Interest and investment income increased from $14,194 in the first quarter ended October 31, 2001 to $68,047 for the first quarter ended October 31, 2002 primarily due to increased investment activities, (primarily in U.S. Treasure notes) which commenced in the last quarter of fiscal 2002.

Net income for the first quarter ended October 31, 2002 was $208,381 as compared to $227,072 for the first quarter ended October 31, 2001. Basic earnings per share were $.77 and $.88 in 2002 and 2001, respectively.

Management of TNR Technical, Inc. has received a number of comments from its odd lot stockholders regarding the costs associated with the sale of their odd lots. Further, Management would like to reduce TNR's expense of maintaining mailings to odd lot holders (i.e. 99 shares or less) from its stockholders of record on December 15, 1995 so long as such purchases would not have the effect of reducing TNR's records holders to 500 or less. The purchase price to be paid will be based upon the closing asked price on the NASD electronic bulletin board of TNR's Common Stock for the preceding trading day. Stockholders will not be permitted to break up their stockholdings into odd lots and stockholders or their legal representatives must affirm to TNR that the odd lot shares submitted for payment represent the stockholder's entire holdings and that such holdings do not exceed 99 shares. (This offer shall be open to all odd lot beneficial holders even those held in street or nominee name so long as the proper representations can be obtained satisfactory to TNR that the shares are odd lot shares, were owned by the beneficial stockholder as of December 15, 1995 and represent such stockholder's entire holdings of TNR.) This offer will not be valid in those states or jurisdictions where such offer or sale would be unlawful.

Item 3.  Controls and Procedures

         The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation. Therefore, no corrective actions were taken.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings:      None

Item 2. Changes in Securities:  None

Item 3. Defaults Upon Senior Securities:  None

Item 4. Submission of Matters to a Vote of Security Holders: During the quarter ended October 31, 2002, there were no stockholder meetings. However, on December 6, 2002, the Company held its annual meeting. At that time, each current director, namely, Wayne Thaw, Kathie Thaw, Mitchell Thaw, Norman Thaw, Patrick Hoscoe and Jerrold Lazarus were nominated and re-elected for a period of one year and until their successor is elected and shall qualify. Each director received 243,628 shares voted in favor of their re-election and 1,878 shares voted against their re-election.

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

_____________

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


        (b) During the quarter ended October 31, 2002, no report on Form 8-K was filed or required to be filed, other than a Form 8-K which was filed on December 6, 2002.

                               TNR TECHNICAL, INC.



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   TNR TECHNICAL, INC.
                                          -------------------------------------
                                                      (Registrant)
Dated: December 17, 2002

                                          By:      /s/ Wayne Thaw
                                                   ----------------------------
                                                   Wayne Thaw, President, Chief
                                                   Executive Officer and Chief
                                                   Financial Officer

                                 CERTIFICATION

I, Wayne Thaw, Chief Executive Officer and Chief Financial Officer of the Registrant, certify that:

1. I have reviewed this quarterly report on Form 10-Q of TNR Technical, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure control and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entitles, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  December 17, 2002                 /s/ Wayne Thaw
                                        -------------------------
                                        Wayne Thaw, Chief
                                        Executive Officer and
                                        Chief Financial Officer