Form 10-Q
period 2003-01-31
TNR TECHNICAL INC
filed 2003-03-14
CIK 723615

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

      [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended JANUARY 31, 2003

                                       OR

      [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

     Commission File Number:  0-13011
     --------------------------------

                               TNR TECHNICAL, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


          New York                                                    11-2565202
 -------------------------------------------------------------------------------
 (State or other jurisdiction               (I.R.S. Employer Identification No.)
 of incorporation or organization)

 301 Central Park Drive
 Sanford, Florida                                                   32771
 -----------------------------------------                        --------
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
                                                        Yes x   No
                                                           ---    ---

268,743 Common Shares, $.02 par value were issued and outstanding at January 31, 2003.

                               TNR TECHNICAL, INC.

                                      Index



                                                                          Page
                                                                         Number
                                                                         ------

PART 1.            FINANCIAL INFORMATION

         Item 1.   Financial Statements

                   Balance Sheets
                     January 31, 2003 (Unaudited)
                       and July 31, 2002                                   3

                   Statements of Operations
                    Three and six months ended
                      January 31, 2003 (Unaudited) and
                      January 31, 2002 (Unaudited)                         4

                   Statements of Cash Flows
                       Six months ended
                       January 31, 2003 (Unaudited) and
                       January 31, 2002 (Unaudited)                        5

                   Notes to Financial Statements (Unaudited)               6

         Item 2.   Management's Discussion and Analysis of
                        Financial Condition and Results of Operations    7-9

PART II.           OTHER INFORMATION                                    10-11

                               TNR TECHNICAL, INC.

                                 Balance Sheets

                                     Assets
                                                                                        January 31, 2003
                                                                      July 31, 2002       (Unaudited)
                                                                      -------------     -----------------
Current assets:
      Cash and cash equivalents                                       $   854,729             440,294
      Investments                                                       1,750,819           2,371,684
      Accounts receivable - trade, less allowance for doubtful
         accounts of $18,733  and $20,863                                 577,050             726,187
      Inventories                                                       1,092,552           1,155,791
      Prepaid expenses and other current assets                            16,844              22,987
      Income taxes receivable                                              23,000                --
      Deferred income taxes                                                46,000              47,000
                                                                      -----------         -----------

                   Total current assets                                 4,360,994           4,763,943

      Property and equipment, at cost, net of accumulated
         depreciation and amortization                                    115,202             113,610

      Deposits                                                             15,457              15,457
                                                                      -----------         -----------

                   Total assets                                       $ 4,491,653           4,893,010
                                                                      ===========         ===========

                      Liabilities and Shareholders' Equity

Current liabilities:
      Accounts payable                                                $   121,563             209,305
      Accrued expenses                                                    229,932             140,760
      Income taxes payable                                                   --                52,668
                                                                      -----------         -----------

                   Total current liabilities                              351,495             402,733
                                                                      -----------         -----------

Shareholders' equity:
      Common stock - $0.02 par value, authorized 500,000
         shares; issued 313,581 shares                                      6,272               6,272
      Additional paid-in capital                                        2,698,261           2,698,261
      Retained earnings                                                 1,664,535           2,019,796
      Treasury stock - 44,352 and 44,838 shares                          (228,910)           (234,052)
                                                                      -----------         -----------

                   Total shareholders' equity                           4,140,158           4,490,277
                                                                      -----------         -----------

                                                                      $ 4,491,653           4,893,010
                                                                      ===========         ===========

See accompanying notes to financial statements.

                               TNR TECHNICAL, INC.

                            Statements of Operations

                                                                 Three Months Ended                       Six Months Ended
                                                                     January 31,                            January 31,

                                                                2003                2002              2003              2002
                                                              (Unaudited)        (Unaudited)       (Unaudited)       (Unaudited)
                                                              -----------        -----------       -----------       -----------
Revenue:
     Net sales                                                $ 2,002,166          1,874,603         3,999,435         3,905,310
                                                              -----------        -----------       -----------       -----------

Cost and expenses:
     Cost of goods sold                                         1,417,308          1,464,409         2,838,022         2,809,921
     Selling, general and administrative                          344,641            322,219           681,652           657,818
                                                              -----------        -----------       -----------       -----------

                                                                1,761,949          1,786,628         3,519,674         3,467,739
                                                              -----------        -----------       -----------       -----------

               Operating income                                   240,217             87,975           479,761           437,571

Non-operating revenue:
     Interest income                                                7,571              8,508            29,463            22,702
     Investment income                                            (11,908)              --              32,247              --
                                                              -----------        -----------       -----------       -----------

               Income before income taxes                         235,880             96,483           541,471           460,273

Provision for income taxes                                         87,000             39,000           186,210           175,718
                                                              -----------        -----------       -----------       -----------

               Net income                                     $   148,880             57,483           355,261           284,555
                                                              ===========        ===========       ===========       ===========

Basic earnings per share                                      $      0.55               0.22              1.32              1.10
                                                              ===========        ===========       ===========       ===========

Diluted earnings per share                                    $      0.52               0.20              1.25              1.00
                                                              ===========        ===========       ===========       ===========

Weighted average number of shares outstanding - basic             268,961            258,306           269,091           258,527
                                                              ===========        ===========       ===========       ===========

Weighted average number of shares outstanding - diluted           284,961            283,918           285,091           284,139
                                                              ===========        ===========       ===========       ===========

See accompanying notes to financial statements

                               TNR TECHNICAL, INC.

                            Statements of Cash Flows


                                                                                       Six months ended
                                                                                          January 31,
                                                                                   2003               2002
                                                                               (Unaudited)         (Unaudited)
                                                                             -----------------   ----------------
Cash flows from operating activities:
     Net income                                                                  $  355,261           284,555
     Adjustments to reconcile net income to net cash
        provided by operating activities:
           Depreciation and amortization                                             18,335            20,424
           Deferred income taxes                                                     (1,000)            2,000
           Net investment income                                                    (32,247)             --
           Changes in operating assets and liabilities:
               Accounts receivable                                                 (149,137)          (28,777)
               Income taxes payable                                                  75,668           (34,000)
               Inventories                                                          (63,239)           64,665
               Prepaid expenses and other assets                                     (6,143)            1,142
               Deposits                                                                --                --
               Accounts payable and accrued expenses                                 (1,430)         (113,954)
                                                                                 ----------        ----------

                          Net cash provided by operating activities                 196,068           196,055
                                                                                 ----------        ----------


Cash flows from investing activities:
     Purchase of property and equipment                                             (16,743)           (2,465)
     Purchase of investments and accrued interest                                  (588,618)             --
                                                                                 ----------        ----------

                          Net cash used in investing activities                    (605,361)           (2,465)
                                                                                 ----------        ----------

Cash flows from financing activities:
     Purchase of treasury stock                                                      (5,142)          (10,271)
                                                                                 ----------        ----------

                          Net cash used in financing activities                      (5,142)          (10,271)
                                                                                 ----------        ----------

                          (Decrease) increase in cash and cash equivalents         (414,435)          183,319

Cash and cash equivalents - beginning of period                                     854,729         1,871,854
                                                                                 ----------        ----------

Cash and cash equivalents - end of period                                        $  440,294         2,055,173
                                                                                 ==========        ==========



See accompanying notes to financial statements

                               TNR TECHNICAL, INC.

         Notes to Financial Statements


(1)      Presentation of Unaudited Financial Statements

         The unaudited financial statements have been prepared in accordance with rules of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. The information furnished, in the opinion of management, reflects all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of January 31, 2003, and results of operations and cash flows for the three and six month periods ended January 31, 2003 and 2002. The results of operations are not necessarily indicative of results which may be expected for any other interim period, or for the year as a whole.

(2)      Sales to Major Customers

         During the six months ended January 31, 2003 and 2002, no customer accounted for more than 10% of total revenue.

(3)      Inventories

         Inventories consist of the following:


                                                   July 31, 2002      January 31, 2003
                                                   ---------------    ----------------
                                                                        (Unaudited)
              Finished goods                           $1,058,683           1,121,117
              Purchased parts and materials                33,869              34,674
                                                   ---------------    ----------------

                                                       $1,092,552           1,155,791
                                                   ===============    ================

Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

The information contained in this Form 10-Q are intended to update the information contained in the Company's Annual Report on Form 10-K for the year ended July 31, 2002 and such information presumes that readers have access to, and will have read the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other information contained in such form 10-K and other Company filings with the Securities and Exchange Commission ("SEC").

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, and actual results could be significantly different that those discussed in this Quarterly Report on Form 10-Q. Certain statements contained herein are forward-looking statements. These statements discuss among other things expected growth, future revenues and/or performance. Although we believe the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by us or on our behalf. The forward-looking statements are subject to risks and uncertainties including, without limitation, the following: (a) changes in levels of competition from current competitors and potential new competition and (b) costs of acquiring inventory. The foregoing should not be construed as an exhaustive list of all factors that could cause results to differ materially from those expressed in forward-looking statements made by us. All forward-looking statements included in this document are made as of the date hereof, based on information available to the Company on the date thereof, and the Company assumes no obligation to update any forward-looking statements.

Liquidity and Capital Resources

Working capital amounted to $4,361,210 at January 31, 2003 as compared to $4,009,499 at July 31, 2002. Cash and short-term investments amounted to $2,811,978 at January 31, 2003 as compared to $2,605,548 at July 31, 2002. As more fully described in the statement of cash flows included in the Company's financial statements elsewhere herein, net cash provided by operating activities for the six months ended was $196,068.

During the six months ended January 31, 2003, cash flow from operating activities was provided primarily by the Company's net income of $355,261 and investment income of $32,427. Sales activity during the period resulted in increased accounts receivable balances ($149,137). Inventory levels were increased ($63,239) in order to meet customer demand for product. Increases in obligations for income taxes result from the Company's profitability during the six months ended January 31, 2003. Net cash was used in investing activities to purchase treasury bills ($588,618) and equipment ($16,473) and in financing activities to purchase treasury stock.

During the six months ended January 31, 2002, cash flow from operating activities was provided primarily by the Company's net income of $284,555. Sales activity during the period resulted in increased accounts receivable balances and reduced inventory levels. Accounts payable and accrued expenses were reduced during the first half of the year primarily as a result of bonus payments and the completion of computer hardware and software upgrades. In addition, net cash was used in investing activities to purchase equipment and in financing activities to purchase treasury stock.

The Company's short term and long term liquidity needs have been satisfied from internal sources including cash from operations and amounts available from the Company's working capital. During the balance of fiscal 2003 and on a long-term basis, management expects this trend to continue. There are no material commitments for capital expenditures or any long-term credit arrangements as of January 31, 2003.

Results of Operations

Sales for the three months ended January 31, 2003 increased $127,563 over sales for the comparable period of the prior year. Cost of goods sold for the three months ended January 31, 2003 decreased $47,101 or 3.2% as compared to the three months ended January 31, 2002 primarily as a result of a more aggressive purchasing strategy, and a reduction in shop labor costs. Accordingly, for the three months ended January 31, 2003, gross margins increased 7.3% over the same period of the prior year.

Sales for the six months ended January 31, 2003 increased $94,125 over sales for the comparable period of the prior year. Labor cost savings during the second quarter ended January 31, 2003 were offset by increases in cost of goods sold during the first quarter ended October 31, 2002 resulting in an overall increase in cost of goods sold ($28,101) for the six months ended January 31, 2003. Therefore, gross profit increases of $66,024 resulted primarily from increased sales.

Operating (selling, general and administrative) expenses increased $22,422 for the three months ended January 31, 2003 as compared to the second quarter ended January 31, 2002 primarily as a result of increased payroll costs. Operating expenses when expressed as a percentage of sales was approximately 17% for both the three months ended January 31, 2003 and the three months ended January 31, 2002.

Operating (selling, general and administrative) expenses increased from $657,818 for the six months ended January 31, 2002 to $681,652 for the six months ended January 31, 2003, again primarily as a result of increased payroll costs. Operating expenses when expressed as a percentage of sales was approximately 17% for both the six months ended January 31, 2003 and the six months ended January 31, 2002.

The Company did not charge its operations with any research and development costs during the six months ended January 31, 2003. Interest and investment income increased from $22,702 for the six months ended January 31, 2002 to $61,710 for the six months ended January 31, 2003 primarily as a result of the Company's investments in U.S. Treasury bills during fiscal 2003.

Net income for the three months ended January 31, 2003 was $148,880 as compared to $57,483 for the three months ended January 31, 2002 as a result of factors previously discussed herein. Net income for the six months ended January 31, 2003 was $355,261 as compared to $284,555 for the six months ended January 31, 2002. Basic earnings per share were .55 and .22 in 2003 and 2002 respectively.

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


                  (b) During the quarter ended January 31, 2003, no report on Form 8-K was filed or required to be filed, other than a Form 8-K which was filed on December 6, 2002.

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

                                                 TNR TECHNICAL, INC.
                                          --------------------------------------
                                                   (Registrant)

Dated: March 12, 2003
                                    By:    /s/ Wayne Thaw
                                          --------------------------------------
                                          Wayne thaw, President, Chief Executive
                                          Executive Officer and Chief Financial
                                          Officer

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


Date:  March 12, 2003                    /s/ Wayne Thaw
                                        -------------------------
                                        Wayne Thaw, Chief
                                        Executive Officer and
                                        Chief Financial Officer