Form 10-Q
period 2003-04-30
TNR TECHNICAL INC
filed 2003-06-10
CIK 723615

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]                      QUARTERLY REPORT UNDER SECTION
                          13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      For the quarter ended April 30, 2003

                                       OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

Commission File Number: 0-13011
-------------------------------

                               TNR TECHNICAL, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

       New York                                                       11-2565202
--------------------------------------------------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

301 Central Park Drive
Sanford, Florida                                                         32771
-----------------------------------------------------                  --------
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

268,292 Common Shares, $.02 par value were issued and outstanding at April 30,
------------------------------------------------------------------------------
2003.
-----

                               TNR TECHNICAL, INC.

                                      Index

                                                                           Page
                                                                          Number
                                                                          ------

PART 1.           FINANCIAL INFORMATION

         Item 1.           Financial Statements

                  Balance Sheets
                    April 30, 2003 (Unaudited)
                      and July 31, 2002                                     3-4

                  Statements of Operations
                   Three and nine months ended
                     April 30, 2003 (Unaudited) and
                     April 30, 2002 (Unaudited)                             5

                  Statements of Cash Flows
                      Nine months ended
                      April 30, 2003 (Unaudited) and
                      April 30, 2002 (Unaudited)                            6

                  Notes to Financial Statements (Unaudited)                 7

         Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations           8-10

PART II.          OTHER INFORMATION                                         11

                               TNR TECHNICAL, INC.

                                 Balance Sheets


                                     Assets

                                                                                                                      April 30, 2003
                                                                                                     July 31, 2002      (Unaudited)
                                                                                                     --------------   --------------
Current assets:
      Cash and cash equivalents                                                                      $      854,729          840,640
      Investments                                                                                         1,750,819        1,978,027
      Accounts receivable - trade, less allowance for doubtful
         accounts of $18,733 and $17,857                                                                    577,050          732,589
      Inventories                                                                                         1,092,552        1,466,259
      Prepaid expenses and other current assets                                                              16,844           17,494
      Income taxes receivable                                                                                23,000             --
      Deferred income taxes                                                                                  46,000           55,000
                                                                                                     --------------   --------------

                   Total current assets                                                                   4,360,994        5,090,009

      Property and equipment, at cost, net of accumulated
         depreciation and amortization                                                                      115,202          118,249

      Deposits                                                                                               15,457           15,457
                                                                                                     --------------   --------------

                   Total assets                                                                      $    4,491,653        5,223,715
                                                                                                     ==============   ==============


See accompanying notes to financial statements.

                               TNR TECHNICAL, INC.

                                 Balance Sheets


                      Liabilities and Shareholders' Equity

                                                                                                                     April 30, 2003
                                                                                                    July 31, 2002     (Unaudited)
                                                                                                    --------------   --------------
Current liabilities:
      Accounts payable                                                                              $      121,563          228,041
      Accrued expenses                                                                                     229,932          179,056
      Income taxes payable                                                                                    --            123,668
                                                                                                    --------------   --------------

               Total current liabilities                                                                   351,495          530,765
                                                                                                    --------------   --------------

Shareholders' equity:
      Common stock - $.02 par value, authorized 500,000
         shares; issued 313,581 shares                                                                       6,272            6,272
      Additional paid-in capital                                                                         2,698,261        2,698,261
      Retained earnings                                                                                  1,664,535        2,222,711
      Treasury stock - 44,352 and  44,860 shares                                                          (228,910)        (234,294)
                                                                                                    --------------   --------------

               Total shareholders' equity                                                                4,140,158        4,692,950
                                                                                                    --------------   --------------

                                                                                                    $    4,491,653        5,223,715
                                                                                                    ==============   ==============


See accompanying notes to financial statements.

                               TNR TECHNICAL, INC.

                            Statements of Operations


                                                                          Three Months Ended               Nine Months Ended
                                                                               April 30,                       April 30,
                                                                         2003             2002            2003              2002
                                                                     (Unaudited)      (Unaudited)     (Unaudited)       (Unaudited)
                                                                   --------------   --------------   --------------   --------------
Revenue:
     Net sales                                                     $    2,003,275        1,930,847        6,002,710        5,836,157
                                                                   --------------   --------------   --------------   --------------

Cost and expenses:
     Cost of goods sold                                                 1,362,495        1,402,691        4,200,517        4,212,612
     Selling, general and administrative                                  332,623          333,074        1,014,275          990,892
                                                                   --------------   --------------   --------------   --------------

                                                                        1,695,118        1,735,765        5,214,792        5,203,504
                                                                   --------------   --------------   --------------   --------------

               Operating income                                           308,157          195,082          787,918          632,653

Non-operating revenue:
     Interest income                                                       14,460            9,196           43,923           31,898
     Invetsment income                                                     11,298            1,652           43,545            1,652
                                                                   --------------   --------------   --------------   --------------

               Income before income taxes                                 333,915          205,930          875,386          666,203

Provision for income taxes                                                131,000           73,000          317,210          248,718
                                                                   --------------   --------------   --------------   --------------

               Net income                                          $      202,915   $      132,930          558,176          417,485
                                                                   ==============   ==============   ==============   ==============

Basic earnings per share                                           $         0.76   $         0.52             2.08             1.62
                                                                   ==============   ==============   ==============   ==============

Diluted earnings per share                                         $         0.71   $         0.47             1.95             1.47
                                                                   ==============   ==============   ==============   ==============

Weighted average number of shares
     outstanding - basic                                                  268,735          257,421          268,972          258,176
                                                                   ==============   ==============   ==============   ==============

Weighted average number of shares
     outstanding - diluted                                                285,553          283,033          285,790          283,788
                                                                   ==============   ==============   ==============   ==============


See accompanying notes to financial statements

                               TNR TECHNICAL, INC.

                            Statements of Cash Flows


                                                                                                          Nine Months Ended
                                                                                                              April 30,
                                                                                                        2003              2002
                                                                                                     (Unaudited)       (Unaudited)
                                                                                                    --------------   --------------
Cash flows from operating activities:
     Net income                                                                                     $      558,176          417,485
     Adjustments to reconcile net income to net cash
        provided by operating activities:
           Depreciation and amortization                                                                    28,990           30,974
           Deferred income taxes                                                                            (9,000)          (4,000)
           Net investment income                                                                           (43,545)            --
           Changes in operating assets and liabilities:
               Accounts receivable                                                                        (155,539)           6,455
               Deposits                                                                                       --               --
               Inventories                                                                                (373,707)        (100,940)
               Prepaid expenses and other assets                                                              (650)           2,813
               Accounts payable and accrued expenses                                                        55,602          140,707
               Income taxes receivable/payable                                                             146,668          (41,000)
                                                                                                    --------------   --------------

                          Net cash provided by operating activities                                        206,995          452,494
                                                                                                    --------------   --------------

Cash flows from investing activities:
     Purchase of treasury stock                                                                             (5,384)         (13,685)
     Purchase of property and equipment                                                                    (32,037)          (5,619)
     Proceeds from sale of investments                                                                     596,716             --
     Purchase of investments and acrued interest                                                          (780,379)            --
                                                                                                    --------------   --------------

                          Net cash used in investing activities                                           (221,084)         (19,304)
                                                                                                    --------------   --------------

Increase (decrease) in cash and cash equivalents                                                           (14,089)         433,190

Cash and cash equivalents - beginning of period                                                            854,729        1,871,854
                                                                                                    --------------   --------------

Cash and cash equivalents - end of period                                                           $      840,640        2,305,044
                                                                                                    ==============   ==============


See accompanying notes to financial statements

                               TNR TECHNICAL, INC.

Notes to Financial Statements


(1)      Presentation of Unaudited Financial Statements

         The unaudited financial statements have been prepared in accordance with rules of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. The information furnished, in the opinion of management, reflects all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of April 30, 2003, and results of operations and cash flows for the three and nine month periods ended April 30, 2003 and 2002. The results of operations are not necessarily indicative of results which may be expected for any other interim period, or for the year as a whole.

(2)      Sales to Major Customers

         During the nine months ended April 30, 2003 and 2002, no customer accounted for more than 10% of total revenue.

(3)      Inventories

         Inventories consist of the following:

                                                                 April 30, 2003
                                                July 31, 2002      (Unaudited)
                                                --------------   --------------

            Finished goods                      $    1,058,683        1,407,609
            Purchased parts and materials               33,869           58,650
                                                --------------   --------------

                                                $    1,092,552        1,466,259
                                                ==============   ==============

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

Liquidity and Capital Resources

Working capital amounted to $4,559,244 at April 30, 2003 as compared to $4,009,499 at July 31, 2002. Cash and investments amounted to $2,818,667 at April 30, 2003 as compared to $2,605,548 at July 31, 2002. As more fully described in the statement of cash flows included in the Company's financial statements elsewhere herein, net cash provided by operating activities for the nine months ended April 30, 2003, was $206,995.

During the nine months ended April 30, 2003, increases in accounts receivable balances ($155,539) were a result of increased sales during the period. Increases in accounts payable ($106,478) as a result of increased levels of inventory ($373,707) were offset by reductions in accrued expenses ($50,876) resulting from decreases in payroll related accruals. Increases in income taxes payable ($146,668) are related to year-end tax obligations and estimated tax payments. Increases in net investment income ($43,545) are the result of anticipated returns on investments. In addition, net cash was used in investing activities to purchase equipment, treasury stock, and treasury bills.

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

The Company's short term and long term liquidity needs have been satisfied from internal sources including cash from operations and amounts available from the Company's working capital. During the balance of fiscal 2003 and on a long-term basis, management expects this trend to continue. There are no material commitments for capital expenditures or any long-term credit arrangements as of April 30, 2003.

Results of Operations

Sales for the three months ended April 30, 2003 increased 3.75% or $72,428 as compared to the three months ended April 30, 2002. Purchasing from overseas markets and U.S. manufacturers' response to that competition has generated better pricing of product and reduced cost of goods sold for the three months ended April 30, 2003, 2.9% or $40,196. As a result, gross profit increased from 27% for the three months ended April 30, 2002 to 32% for the three months ended April 30, 2003.

Sales for the nine months ended April 30, 2003 increased 2.9% or $166,553 from the nine months ended April 30, 2002. Cost of goods sold for the nine months ended April 30, 2003 decreased $12,095 as compared with the nine months ended April 30, 2002, primarily as a result of a reduction in labor costs. Gross profit rose from 28% for the nine months ended April 30, 2002 to 30% for the nine months ended April 30, 2003.

Operating (selling, general and administrative) expenses stayed relatively stable for the three months ended April 30, 2003. Operating expenses when expressed as a percentage of net sales for the three months ended April 30, 2003 were 16.6% as compared to 17.3% for the comparable period of the prior year.

Operating (selling, general and administrative) expenses increased 2% or $23,383 for the nine months ended April 30, 2003 as compared to the third quarter ended April 30, 2002 as a result of an increase in the cost of employee benefits and payroll. Operating expenses when expressed as a percentage of net sales for the nine months ended April 30, 2003 were approximately 16.9% as compared to 17% for the comparable period of the prior year.

The Company did not charge its operations with any research and development costs during the nine months ended April 30, 2003. Interest and investment income increased from $33,550 for the nine months ended April 30, 2002 to $87,468 for the nine months ended April 30, 2003.

Net income for the three months ended April 30, 2003 was $202,915 as compared to $132,930 for the three months ended April 30, 2002. Net income for the nine months ended April 30, 2003 was $558,176 as compared to $417,485 for the nine months ended April 30, 2002. Basic earnings per share were $2.08 and $1.62 in the nine months ended April 30, 2003 and April 30, 2002 respectively.

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

Item 3.  Defaults Upon Senior Securities:     None

Item 4.  Submission of Matters to a Vote of Security Holders:     None

Item 5.  Other Information:     None

Item 6.  Exhibits and Reports on Form 8-K:

         (a)      Exhibits

         3        Certificate of Incorporation and Amendments thereto. (1)
         3(A)     By-Laws. (1)
         3(B)     February 1992 Certificate of Amendment to Certificate
                  of Incorporation (2)
         10       Lease Agreement dated January 17, 1996 by and
                  between RKW Holding Ltd. and the Registrant (3)
         11       Earnings per share.  See Financial Statements
         99       1998 Incentive and Non-Statutory Stock Option Plan (4)
         99.1     Certification of Chief Executive Officer and Chief Financial
                  Officer (5)

----------
(1) Exhibits 3 and 3(A) are incorporated by reference from Registration No. 2-85110 which were filed in a Registration Statement on Form S-18.
(2)      Incorporated by reference to Form 10-K for the fiscal year ended
         July 31, 1992.
(3)      Incorporated by reference to Form 10-K for the fiscal year ended
         July 31, 1996.
(4)      Incorporated by reference to Form 10-K for the fiscal year ended
         July 31, 1999.
(5)      Filed herewith.

(b) During the quarter ended April 30, 2003, no report on Form 8-K was filed or required to be filed.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             TNR TECHNICAL, INC.

                                    (Registrant)

 Dated: June 4, 2003
                                    By: /s/ Wayne Thaw
                                        --------------------------------------
                                        Wayne thaw, President, Chief Executive
                                        Executive Officer and Chief Financial
                                        Officer

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


Date: June 4, 2003   /s/ Wayne Thaw
                     -------------------------
                     Wayne Thaw,Chief Executive Officer and
                     Chief Financial Officer