Form 10-K
period 2003-07-31
TNR TECHNICAL INC
filed 2003-10-14
CIK 723615

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

{X} ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                     For the fiscal year ended July 31, 2003
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

                          Common Stock, $.02 Par Value
      ---------------------------------------------------------------------
                                (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X . No ___.

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

     As of September 30, 2003, the number of shares held by non-affiliates was approximately 129,000 shares. The approximate market value based on the last sale (i.e. $15.75 per share) of the Company's Common Stock on that date (or the last previous date that the stock traded) held by non-affiliates was $2,031,750. The number of shares outstanding of the issuer's Common Stock, as of September 30, 2003 was 267,528.

                                     PART I
Item 1.  Business
General

         TNR Technical, Inc. (the "Company") was incorporated on October 4, 1979 under the laws of the State of New York. The Company designs, assembles and markets primary and secondary batteries to a variety of industrial markets. The Company is an authorized distributor for several major battery manufacturers, which products are distributed nationally by the Company. The Company's business is conducted principally at its two facilities in Sanford, Florida and Santa Ana, California.

         The Company is an authorized distributor of nickel-cadmium, Ni-MH, alkaline, lithium and sealed lead acid batteries manufactured by Saft America, Power-Sonic Battery, Varta Battery, Enersys, Duracell, Renata, GP Battery, Eveready Battery and Sanyo Energy. As an authorized distributor, the Company purchases cells, assembles them into battery packs and maintains inventory for resale. The Company sells its battery cells and/or battery packs to the original equipment manufacturers and wholesalers without geographical limitation and on a non-exclusive basis. The Company also designs and assembles battery packs to customers' specifications. The Company's batteries have applications in electric mobility, instruments, pay phones, cordless phones, laptops, surveying equipment, radio control hobby, alarms, cameras, U.P.S., door locks, medical equipment, and lighting.

         Sales under industrial and distribution programs accounted for substantially all of the Company's total revenues during the Company's past three fiscal years and no one customer accounted for 10% or more of the Company's total revenues during these years. At July 31, 2003 and 2002, the Company had no significant backlog.

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

Employees

         At September 30, 2003, the Company leases from a non-affiliated party its staff which includes 26 persons. Such staff includes nine salespersons (including two executive officers), two accounting and administrative staff, two warehouse and shipping clerks and 13 production workers. For a fee which is paid by the Company, the leasing company provides the payroll, 401(k) plan and health insurance. The Company's agreement with the leasing company can be terminated on short notice at any time by the Company.

Item 2.  Properties

         The Company's principal executive office, sales, distribution and assembly facility is located at 301 Central Park Drive, Sanford, Florida 32771. These facilities, which consist of approximately 8,000 square feet of space, are leased from RKW Holdings Ltd., a Florida Limited Partnership, controlled by Wayne Thaw, an executive officer and director of the Company. The Florida lease provides for a term of ten years with a current monthly rent of $7,503 (including sales taxes) with annual increases of five percent over the preceding year's base rent. The Company is also responsible for the payment of all insurance, property, and other taxes related to the leased facilities. Property taxes estimated at $850 per month, inclusive of sales taxes, are accrued on a monthly basis.

          The Company also leases from Grove Investment Company, a non-affiliated company, a sales, distribution and assembly facility at 3400 W. Warner, Suites K, L and M, Santa Ana, CA 92704. These facilities consist of 6,480 square feet of space. The California lease commenced on July 1, 2000 and expires on June 30, 2006. The Company currently pays a base rent of $5,184 per month, which is subject to increase for its share of the landlord's increased operating expenses. The Company owns production equipment consisting primarily of welding, soldering, testing, pneumatic and material handling equipment, and inspection equipment which has been sufficient for its needs to date.

Item 3. Legal Proceedings

         There are no material legal proceedings to which the Company is a party.

Item 4. Submission of Matters to a Vote of Security Holders.

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2003.

                                     PART II

Item 5. Market for Registrant's Securities and Related Stockholder Matters.

         Principal Market and Stock Prices.

         The Company's Common Stock may be quoted in the over-the-counter market. The high and low sales prices of the Common Stock are shown below for the Company's last two fiscal years ended July 31, 2003.

                                            High           Low
                                            ----           ---
Fiscal 2002
-----------
First Quarter                              $6.90          $6.90
Second Quarter                              9.25           6.80
Third Quarter                               9.00           7.20
Fourth Quarter                             10.25           7.80

Fiscal 2003
-----------
First Quarter                             $11.00          $8.50
Second Quarter                             13.50           9.05
Third Quarter                              12.00           9.50
Fourth Quarter                             17.00          11.50

         The closing last sale of the Company's Common Stock on July 25, 2003 was $15.00, which was the last date that the Company's stock traded before its fiscal year ended July 31, 2003. The foregoing quotations represent approximately inter-dealers prices, without retail markup, markdown or commission and do not represent actual transactions. Such quotations should not be viewed as necessarily indicative of the price that could have been obtained on that date for a substantial number of securities due to the limited market and trading volume for the Company's securities.

         The approximate number of holders of record of the Company's Common Stock, as of September 30, 2003 was 634 as supplied by the Company's transfer agent, American Stock Transfer Company, 59 Maiden Lane, New York, NY 10038.

         No cash dividends have been paid by the Company on its Common Stock and no such payment is anticipated in the foreseeable future.

Recent Sales of Unregistered Securities

During the three years ended July 31, 2003, the Company had sales of unregistered securities as follows:


-------------- ------------- ------------- ------------------------------- -------------------- ----------------------
                                           Consideration Received and
                                           Description of Underwriting                          If Option, Warrant
                                           or Other Discounts to Market                         or Convertible
                                           Price or Convertible            Exemption from       Security, terms of
Date of        Title of      Number        Security, Afforded to           Registration         exercise or
Sale           Security      Sold          Purchasers                      Claimed              conversion
-------------- ------------- ------------- ------------------------------- -------------------- ----------------------
4/26/02        Common        10,000        Options exercised at $3.25      Section 4(2)         Non-Statutory Stock
               Stock                       per share; no underwriting                           Options granted to a
                                           compensation paid                                    director in December
                                                                                                1996. These options
                                                                                                were fully vested,
                                                                                                exercisable at $3.25
                                                                                                per share and would
                                                                                                have expired in
                                                                                                December 2006.
-------------- ------------- ------------- ------------------------------- -------------------- ----------------------
4/26/02        Common        2,000         Options exercised at $5.00      Section 4(2)         Non-Statutory Stock
               Stock                       per share; no underwriting                           Options granted to a
                                           compensation paid                                    director in December
                                                                                                1998. These options
                                                                                                were fully vested,
                                                                                                exercisable at $5.00
                                                                                                per share and would
                                                                                                have expired in
                                                                                                December 2008.
-------------- ------------- ------------- ------------------------------- -------------------- ----------------------
12/3/01        Common        23,000        Option granted under 1992       Section 4(2)         Non-Statutory Stock
               Stock                       Stock Option Plan; no cash                           Options granted to a
                                           received                                             director in December
                                                                                                2001. These options
                                                                                                were fully vested,
                                                                                                exercisable at $6.80
                                                                                                per share and will
                                                                                                expire on December 3,
                                                                                                2011.
-------------- ------------- ------------- ------------------------------- -------------------- ----------------------


Equity Compensation Plan

     The following summary information relates to our Compensation Plans described in Item 11 pursuant to which we have granted options to purchase our Common Stock:


------------------------------- ------------------------------ ---------------------- --------------------------------
                                (a)                            (b)                   (c)
------------------------------- ------------------------------ ---------------------- --------------------------------
Plan category                   Number of securities to        Weighted average       Number of securities
                                be issued upon exercise        exercise price of      remaining available for
                                of outstanding options         outstanding            future issuance under
                                                               options (1)            equity compensation plan
                                                                                      (excluding securities
                                                                                       reflected in column (a))
------------------------------- ------------------------------ ---------------------- --------------------------------
Equity compensation
Plan approved by
Security Holders                           48,000                      5.13                        30,000
------------------------------- ------------------------------ ---------------------- --------------------------------

---------------------
(1) Based upon 20,000 options exercisable at $3.25 per share, 23,000 options exercisable at $6.80 per share and 5,000 options exercisable at $5.00 per share.

Item 6.                    SELECTED FINANCIAL DATA
-------

         The following selected financial data has been derived from the Company's financial statements which have been examined by independent certified public accountants. Such financial statements should be read in conjunction with the following financial data.

Statement of Operations Summary:


============================ ==================== ================ =================== ==================== ===================
                                 Year Ended         Year Ended       Year Ended          Year Ended           Year Ended
                                July 31, 2003      July 31, 2002    July 31, 2001       July 31, 2000        July 31, 1999
                                -------------      -------------    --------------      -------------        -------------
---------------------------- -------------------- ---------------- ------------------- -------------------- -------------------
Net sales                      $ 8,178,802           $7,908,632         $8,030,850         $ 8,014,576           $6,126,132
---------------------------- -------------------- ---------------- ------------------- -------------------- -------------------

Net income                         584,930              559,448            522,121             440,010              321,192
---------------------------- -------------------- ---------------- ------------------- -------------------- -------------------
Net income per
Share                                 2.18                 2.15               2.02                1.69                 1.23
---------------------------- -------------------- ---------------- ------------------- -------------------- -------------------
Cash dividends                        -0-                 -0-                 -0-                -0-                    -0-
============================ ==================== ================ =================== ==================== ===================

Balance Sheet Data:


============================ ==================== ================= ================== ================== ===================

                                July 31, 2003      July 31, 2002     July 31, 2001       July 31, 2000      July 31, 1999
                                -------------      -------------     --------------      -------------      -------------
---------------------------- -------------------- ----------------- ------------------ ------------------ -------------------
Working capital                $4,540,298            $4,009,499           3,363,650         $ 2,890,360         $2,430,337
---------------------------- -------------------- ----------------- ------------------ ------------------ -------------------

Total Assets                    5,093,227             4,491,653           4,011,867           3,663,315          3,034,415
---------------------------- -------------------- ----------------- ------------------ ------------------ -------------------

Long-term debt (including
capital leases)
                                   -0-                   -0-                 -0-                 -0-                 5,390
---------------------------- -------------------- ----------------- ------------------ ------------------ -------------------
Total Shareholders'
equity                          4,709,887             4,140,158           3,535,985           3,018,886          2,586,716
============================ ==================== ================= ================== ================== ===================

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Liquidity and Capital Resources

         Working capital amounted to $4,540,298 at July 31, 2003 as compared to $4,009,499 at July 31, 2002. Cash and investments amounted to $2,823,960 at July 31, 2003 as compared to cash and investments of $2,605,548 at July 31, 2002. As more fully described in the "Statement of Cash Flows" included in the Company's financial statements elsewhere herein, net cash provided by operating activities for the fiscal years ended July 31, 2003, July 31, 2002, and July 31, 2001 were $269,561, $632,820, and $392,975, respectively.

         During fiscal 2003, cash was provided by operating activities primarily due to the Company's net income of $584,930. Increases in accounts receivable ($170,631) resulted from increased sales. Inventory levels increased ($192,245) in response to longer lead times from vendors and in anticipation of a short supply of certain items with military applications. Decreases in accounts payable and accrued expenses ($26,181) are primarily the result of decreased bonus accruals. Increases in income taxes payable ($81,026) are related to current estimated tax obligations. Cash was used in investing activities to purchase equipment and fixed income investments. Cash was also used in financing activities to purchase treasury stock.

         During fiscal 2002, cash was provided by operating activities primarily due to the Company's net income of $559,448. Other changes in cash were related to reductions in accounts payable and accrued expenses primarily to satisfy obligations associated with the Company's computer hardware and software upgrades in late fiscal 2001 and to a reduction in overall inventory levels. The reduction in inventory levels, ($158,521), was a result of longer vendor lead times. Accounts receivable was reduced ($69,901), as a result of increased credit card sales and increasingly efficient credit collection. Income taxes payable/receivable was decreased resulting from the payment of tax obligations and estimated tax payments. During fiscal 2002, cash was used in investing activities to purchase property and equipment. During fiscal 2002, changes in cash resulting from financing activities were associated with the purchase of treasury stock ($13,775) and the issuance of common stock ($58,500) subsequent to an exercise of stock options by the former chief executive officer.

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

         During the past three years, the Company's liquidity needs have been satisfied from internal sources including cash from operations and amounts available from the Company's working capital. During fiscal 2004, Management expects this trend to continue. There are no material commitments for capital expenditures or any long-term credit arrangements as of July 31, 2003.

Results of Operations

         Net sales for fiscal 2003 rose 3.4%, or $270,170 as compared to fiscal 2002. Net sales for fiscal 2002 fell one and a half percent, or $122,218, as compared to fiscal 2001. Decreased sales in 2002 were a result of increased competition and a general slowing of the economy, which showed a modest recovery in 2003 and is reflected in the increase in net sales for that period. During the past three years, no customer accounted for more than 10% of revenues.

         The Company's gross margin increased less than one percent to 27.8% in fiscal 2003 as compared to 26.9% for fiscal 2002, up from 26.1% in fiscal 2001. Accordingly, gross profit increased $139,985 in fiscal 2003 to $2,273,443, as compared to $2,133,458 and $2,092,401 in fiscal 2002 and fiscal 2001 respectively.

         Operating (selling, general and administrative) expenses increased $82,833 to $1,428,079 from fiscal 2002 mainly as a result of net salary increases ($34,894) and an increase in overall employee related expenses ($23,163). In addition, there were increases in depreciation expense ($17,538) and general non-salary expenses ($4,179). Operating (selling, general and administrative) expenses increased slightly from $1,342,652 in fiscal 2001 to $1,345,246 in fiscal 2002, or $2,594.

         During the past three years, the Company did not charge its operations with any research and development costs, except for $2,337 incurred in fiscal 2001. Decreases in interest income of $43,619 were partially offset by investment gains of $68,096, but overall investment income (including interest income) was reduced due to the continued decrease in interest rates.

         Net income for fiscal 2003 was $584,930 as compared to $559,448 for fiscal 2002 and $522,121 for fiscal 2001. Basic earnings per share for fiscal 2003, fiscal 2002, and fiscal 2001 were $2.18, $2.15 and $2.02 respectively.

Recent Trends

         Competition in wholesale distribution of batteries is increasing as offshore manufacturers, and subsequently U.S. manufacturers, sell directly to customers competing with distributors for the same market. Lead times on product are increasing as manufacturers limit production. Despite increased competition, new distributors are entering the market offering lower prices. These factors combined with the slow economy are resulting in lower margins and slower growth for the industry as a whole.


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

         During fiscal 2003, 2002 and 2001, the Company redeemed a total of 608 shares from 29 persons, 1,600 shares from 68 persons and 729 shares from 22 persons, respectively, pursuant to the Company's program to repurchase odd lots. In June 2003, the Company also repurchased a total of 691 shares held by a director and the Company's former chief executive officer at a purchase price of $12.00 per share.

Item 7(a), Quantitative and Qualitative Disclosures about Market Risk.

         The Company is not exposed to financial market risks from changes in foreign currency exchange rates or changes in interest rates. The Company does not use derivative financial instruments.

Item 8.  Financial Statements and Supplementary Data.

         The information required by Item 8, and an index thereto, appears at pages F-1 through F-18 (inclusive) of this Report, which pages follow Item 9.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

Item 9(a)  Controls and Procedures

         The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's disclosure controls and procedures or in other factors that could significantly affect the disclosure controls and procedures subsequent to the date the Company completed its evaluation. Therefore, no corrective actions were taken.

                                               Financial Statements


                                                TNR TECHNICAL, INC.


                                              July 31, 2003 and 2002

                               TNR TECHNICAL, INC.

                              Financial Statements

                             July 31, 2003 and 2002


                   (With Independent Auditors' Report Thereon)

                               TNR TECHNICAL, INC.

                          Index to Financial Statements




Independent Auditors' Report..................................................................F-1

Financial Statements:

        Balance Sheets - July 31, 2003 and 2002...............................................F-2

        Statements of Operations - Three years ended July 31, 2003............................F-4

        Statements of Shareholders' Equity - Three years ended July 31, 2003..................F-5

        Statements of Cash Flows - Three years ended July 31, 2003............................F-6

Notes to Financial Statements.................................................................F-8


                          TSCHOPP, WHITCOMB & ORR, P.A.
                     2600 Maitland Center Parkway, Suite 330
                               Maitland, FL 32751


                          Independent Auditors' Report
                          ----------------------------


The Shareholders and Board of Directors
TNR Technical, Inc.:


We have audited the accompanying balance sheets of TNR Technical, Inc. as of July 31, 2003 and 2002, and the related statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended July 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TNR Technical, Inc. as of July 31, 2003 and 2002 and the results of its operations and its cash flows for the three years then ended in conformity with accounting principles generally accepted in the United States of America.


/s/  Tschopp, Whitcomb & Orr, P.A.



September 12, 2003
Maitland, Florida

                               TNR TECHNICAL, INC.

                                 Balance Sheets

                             July 31, 2003 and 2002




                                     Assets

                                                                     2003          2002
                                                                  ----------    ----------
Current assets:
Cash and cash equivalents                                         $  833,901       854,729
Investments (note 4)                                               1,990,059     1,750,819
Accounts receivable - trade, less allowance for doubtful
  accounts of $16,871 in 2003 and $18,733 in 2002                    739,281       577,050
Inventories (note 2)                                               1,284,797     1,092,552
Income taxes receivable (note 6)                                           -        23,000
Prepaid expenses and other current assets                             26,600        16,844
Deferred income taxes (note 6)                                        49,000        46,000
                                                                  ----------    ----------

Total current assets                                               4,923,638     4,360,994

Property and equipment, at cost, net of accumulated
  depreciation and amortization (note 3)                             153,398       115,202

Other assets:
Deposits                                                              16,191        15,457
                                                                  ----------    ----------

                                                                  $5,093,227     4,491,653
                                                                  ==========    ==========

See accompanying notes to financial statements.

                               TNR TECHNICAL, INC.

                                 Balance Sheets

                             July 31, 2003 and 2002



                      Liabilities and Shareholders' Equity

                                                                                     2003             2002
                                                                                 -----------      -----------
Current liabilities:
Accounts payable                                                                 $   132,163          121,563
Accrued expenses                                                                     193,151          229,932
Income taxes payable (note 6)                                                         58,026                -
                                                                                 -----------      -----------

Total current liabilities                                                            383,340          351,495
                                                                                 -----------      -----------

Commitment (note 7)

Shareholders' equity:
Common stock - $.02 par value, authorized 500,000 shares; issued and outstanding 313,581 shares in 2003
  and 2002 (note 5)                                                                    6,272            6,272
Additional paid-in capital                                                         2,698,261        2,698,261
Retained earnings                                                                  2,249,465        1,664,535
                                                                                 -----------      -----------

                                                                                   4,953,998        4,369,068
Less cost of treasury stock 45,660 and 44,352
  shares in 2003 and 2002, respectively                                             (244,111)        (228,910)
                                                                                 -----------      -----------

Total shareholders' equity                                                         4,709,887        4,140,158
                                                                                 -----------      -----------

                                                                                 $ 5,093,227        4,491,653
                                                                                 ===========      ===========


See accompanying notes to financial statements.

                               TNR TECHNICAL, INC.

                            Statements of Operations

                    Years ended July 31, 2003, 2002 and 2001


                                                                  2003              2002              2001
                                                               -----------       -----------       -----------
Revenues:
  Net sales (note 8)                                           $ 8,178,802         7,908,632         8,030,850
                                                               -----------       -----------       -----------

Cost and expenses:
  Cost of goods sold                                             5,905,359         5,775,174         5,938,449
  Selling, general and administrative (note 9)                   1,428,079         1,345,246         1,342,652
                                                               -----------       -----------       -----------

                                                                 7,333,438         7,120,420         7,281,101
                                                               -----------       -----------       -----------

     Operating income                                              845,364           788,212           749,749

Non-operating revenue (expense):
  Interest income                                                   12,738            56,357            79,698
  Investment gains, net (note 4)                                    68,096            61,769                 -
  Other, net (note 10)                                              (8,058)           (7,044)            3,012
                                                               -----------       -----------       -----------

     Income before income taxes                                    918,140           899,294           832,459

Income tax expense (note 6)                                        333,210           339,846           310,338
                                                               -----------       -----------       -----------

     Net income                                                $   584,930           559,448           522,121
                                                               ===========       ===========       ===========

Basic earnings per share                                       $      2.18              2.15              2.02
                                                               ===========       ===========       ===========

Diluted earnings per share                                     $      1.97              1.99              1.88
                                                               ===========       ===========       ===========

Weighted average number of shares - Basic                          268,745           260,727           259,116
                                                               ===========       ===========       ===========

Weighted average number of shares - Diluted                        296,212           281,349           278,449
                                                               ===========       ===========       ===========


See accompanying notes to financial statements.

                               TNR TECHNICAL, INC.

                       Statements of Shareholders' Equity

                    Years ended July 31, 2003, 2002 and 2001


                                                                  Additional
                                         Common Stock               Paid-in         Retained          Treasury
                                   Shares          Amount           Capital         Earnings           Stock
                                 ----------       ---------       -----------       ---------        ----------
Balances, July 31, 2000            301,581        $   6,032        2,640,001          582,966         (210,113)

Net income                               -                -                -          522,121                -

Purchase of Company
   stock                                 -                -                -                -           (5,022)
                                 ---------        ---------        ---------        ---------        ---------

Balances, July 31, 2001            301,581            6,032        2,640,001        1,105,087         (215,135)

Net income                               -                -                -          559,448                -

Purchase of Company
   stock                                 -                -                -                -          (13,775)

Issuance of common
   stock upon exercise
   of related options               12,000              240           58,260                -                -
                                 ---------        ---------        ---------        ---------        ---------

Balances, July 31, 2002            313,581            6,272        2,698,261        1,664,535         (228,910)

Net income                               -                -                -          584,930                -

Purchase of Company
   stock                                 -                -                -                -          (15,201)
                                 ---------        ---------        ---------        ---------        ---------

Balances, July 31, 2003            313,581        $   6,272        2,698,261        2,249,465         (244,111)
                                 =========        =========        =========        =========        =========


See accompanying notes to financial statements.

                               TNR TECHNICAL, INC.

                            Statements of Cash Flows

                    Years ended July 31, 2003, 2002 and 2001


                                                                   2003              2002              2001
                                                                ----------        ----------        ----------
Cash flows from operating activities:
   Net income                                                   $  584,930           559,448           522,121
   Adjustments to reconcile net income to net cash
      provided by operations:
         Deferred income taxes                                      (3,000)            4,000            (2,000)
         Depreciation and amortization                              57,790            40,252            35,522
         Provision for doubtful accounts                             8,400             8,400             8,400
         Investment gains, net                                     (68,096)          (61,769)                -
         Loss on disposition of fixed assets                         8,058             7,044             1,814
         Changes in operating assets and liabilities:
           Accounts receivable                                    (170,631)           69,901            (1,630)
           Inventories                                            (192,245)          158,521           (11,408)
           Prepaid expenses and other assets                        (9,756)           (5,590)             (862)
           Accounts payable and accrued expenses                   (26,181)          (87,515)          (65,029)
           Deposits                                                   (734)                -             4,175
           Income taxes receivable/payable                          81,026           (59,872)          (98,128)
                                                                ----------        ----------        ----------

             Net cash provided by operating activities             269,561           632,820           392,975
                                                                ----------        ----------        ----------

Cash flows from investing activities:
     Purchase of property and equipment                           (104,044)           (5,620)          (85,320)
     Purchase of investments and accrued interest                 (171,144)       (1,689,050)                -
                                                                ----------        ----------        ----------

             Net cash used in investing activities                (275,188)       (1,694,670)          (85,320)
                                                                ----------        ----------        ----------


See accompanying notes to financial statements.

                               TNR TECHNICAL, INC.

                            Statements of Cash Flows

                    Years ended July 31, 2003, 2002 and 2001

                                                                          2003          2002          2001
                                                                       ----------    ----------    ----------
Cash flows from financing activities:
         Purchase of treasury stock                                    $  (15,201)      (13,775)       (5,022)
         Issuance of common stock                                               -        58,500             -
         Principal payments on note payable                                     -             -        (5,390)
                                                                       ----------    ----------    ----------

             Net cash provided by (used in) financing activities          (15,201)       44,725       (10,412)
                                                                       ----------    ----------    ----------

             Increase (decrease)  in cash and cash equivalents            (20,828)   (1,017,125)      297,243

Cash and cash equivalents - beginning of year                             854,729     1,871,854     1,574,611
                                                                       ----------    ----------    ----------

Cash and cash equivalents - end of year                                $  833,901       854,729     1,871,854
                                                                       ==========    ==========    ==========

Supplemental disclosures of cash flow information:
         Cash paid during the year for interest                        $        -             -            82
                                                                       ==========    ==========    ==========

         Cash paid during the year for income taxes                    $  255,184       387,000       410,466
                                                                       ==========    ==========    ==========



See accompanying notes to financial statements.

                               TNR TECHNICAL, INC.

                          Notes to Financial Statements

                             July 31, 2003 and 2002

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

                                                                    (Continued)

                               TNR TECHNICAL, INC.

                          Notes to Financial Statements

                             July 31, 2003 and 2002

(2)    Summary of Significant Accounting Policies - Continued

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

       (i) Financial Instruments Fair Value, Concentration of Business and Credit Risks

              The carrying amount reported in the balance sheet approximates fair value for cash, investments, accounts receivable, accounts payable and accrued expenses. Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade accounts receivable which amount to approximately $740,000. The Company performs periodic credit evaluations of its trade customers and generally does not require collateral. The Company maintains its cash balances at certain financial institutions in which balances are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company's uninsured balances amount to approximately $225,000 and $500,000 at July 31, 2003 and 2002, respectively.

                                                                    (Continued)

                               TNR TECHNICAL, INC.

                          Notes to Financial Statements

                             July 31, 2003 and 2002

(1)    Summary of Significant Accounting Policies - Continued

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

                                                                    (Continued)

                               TNR TECHNICAL, INC.

                          Notes to Financial Statements

                             July 31, 2003 and 2002

(1)    Summary of Significant Accounting Policies - Continued

       (m)    Earnings Per Common Share

              Basic earnings per common share have been computed based upon the weighted average number of common shares outstanding during the years presented. Common stock equivalents resulting from the issuance of the stock options are included in the calculation of diluted earnings per share information.

       (n)    Reclassifications

              Certain amounts from 2002 and 2001 have been reclassified to conform with the 2003 presentation.

(2)    Inventories

       Inventories consist of the following:


                                                                       2003         2002
                                                                       ----         ----
              Finished goods                                       $1,246,254    1,058,683

              Work-in-process                                          38,543       33,869
                                                                   ----------    ---------

                                                                   $1,284,797    1,092,552
                                                                   ==========    =========


(3)    Property and Equipment

       Property and equipment consists of the following:


                                                                       2003         2001
                                                                     --------      -------
              Machinery and equipment                                $295,044      209,355
              Leasehold improvements                                   26,948       20,347
                                                                     --------      -------

                                                                      321,992      229,702
              Less accumulated depreciation and amortization          168,594      114,500
                                                                     --------      -------

                                                                     $153,398      115,202
                                                                     ========      =======

                               TNR TECHNICAL, INC.

                          Notes to Financial Statements

                             July 31, 2003 and 2002

(4)    Investments

       Investments held by the Company are classified as trading securities and consist of certain government and corporate fixed income securities.

       Unrealized gains and losses associated with trading securities are included in earnings on a current basis. The Company determines cost on the specific identification basis. The following table summarizes the Company's investments at July 31, 2003.

                                                Fair                Unrealized
                                               Value       Cost       Gains
                                            ----------   ---------    ------

        U.S. Government notes               $1,792,627   1,767,437    25,190
        Corporate fixed income bonds           174,820     175,000      (180)
        Accrued interest                        22,612      22,612         -
                                            ----------  ----------   -------

                                            $1,990,059   1,965,049    25,010
                                            ==========  ==========   =======


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

       In December 1996, the Company granted options to purchase 30,000 shares of stock at an exercise price of $3.25 per share (the fair market value of the underlying stock at the date of grant) to three of its officers and directors. The options are exercisable for a ten-year period expiring in December 2006. In December 1998, the Company granted additional stock options to purchase 7,000 shares at an exercise price of $5.00 per share (the fair market value of the underlying stock at the date of grant) to three of its directors. The options are exercisable through December 2008. In December 2001, the Company granted options to purchase 23,000 shares at an exercise price of $6.80 per share to its chief executive officer and chairman of the board.

                                                                    (Continued)

                               TNR TECHNICAL, INC.

                          Notes to Financial Statements

                             July 31, 2003 and 2002

(5)    Stock Option Plans - Continued

       The 1998 Incentive and Non-Qualified Stock Option Plan, (the "1998 Plan"), was approved by the Board of Directors effective December 15, 1998 subject to stockholder approval within 12 months. The 1998 Plan covers 30,000 shares of Common Stock, subject to adjustment of shares under the anti-dilution provisions of the 1998 Plan. The 1998 Plan authorizes the issuance of the options covered thereby as either "Incentive Stock Options" within the meaning of the Internal Revenue Code of 1986, as amended, or as "Non-Statutory Stock Options." Persons eligible to receive options under the 1998 Plan include employees, directors, officers, consultants or advisors, provided that bona fide services shall be rendered by consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital raising transaction; however, only employees (who may also be officers and/or directors) are eligible to receive an Incentive Stock Option. The 1998 Plan also provides that no options may be granted after December 15, 2008. At July 31, 2003 no stock options have been granted under this plan.

       Options granted and issued by the Company consist of the following:


                                                           Number        Weighted Average Price
                                                           ------        ----------------------
       Balance outstanding, August 1, 1997                 30,000               $ 3.25
          Options granted                                       -                    -
          Options expired                                       -                    -
                                                          -------               ------

       Balance outstanding, July 31, 1998                  30,000                 3.25
          Options granted                                   7,000                 5.00
          Options expired                                       -                    -
                                                          -------               ------

       Balance outstanding, July 31, 1999                  37,000                 3.58
          Options granted                                       -                    -
          Options expired                                       -                    -
                                                          -------               ------

       Balance outstanding, July 31, 2000                  37,000                 3.58

          Options granted                                       -                    -
          Options expired                                       -                    -
                                                          -------               ------

       Balance outstanding, July 31, 2001                  37,000                 3.58

          Options granted                                  23,000                 6.80
          Options exercised                               (12,000)                3.54
                                                          -------               ------

       Balances outstanding, July 31, 2002                 48,000                 5.13

          Options granted                                       -                    -
          Options exercised                                     -                    -
                                                          -------               ------

                                                           48,000               $ 5.13
                                                          =======               ======


                                                                    (Continued)

                               TNR TECHNICAL, INC.

                          Notes to Financial Statements

                             July 31, 2003 and 2002


(5)    Stock Option Plans - Continued

       Information relating to options at July 31, 2003, summarized by exercise price, is as follows:

                 Outstanding and Exercisable             Weighted Average
           ----------------------------------        ------------------------
           Exercise Price   Equivalent Shares        Exercise Price      Year
           --------------   -----------------        --------------      ----

             $ 3.25              20,000                  3.25            3.5
               5.00               5,000                  5.00            5.5
               6.80              23,000                  6.80            8.3
                                 ------

                                 48,000                  5.13            6.0
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

       Accordingly, management has not presented the pro forma effects of the application of SFAS No. 123 herein with respect to net earnings and earnings per share for the years ended July 31, 2003, 2002 and 2001.

                              TNR TECHNICAL, INC.

                         Notes to Financial Statements

                             July 31, 2003 and 2002

(6)    Income Taxes

       The income tax provision for the years ended July 31, 2003, 2002 and 2001 consists of the following:


                                                            2003                2002               2001
                                                            ----                ----               ----
          Current:
               Federal                                    $ 270,000            273,500            259,338
               State                                         66,210             62,346             53,000
                                                          ---------          ---------          ---------

                                                            336,210            335,846            312,338
                                                          ---------          ---------          ---------

          Deferred:
               Federal                                       (2,000)             3,500             (1,600)
               State                                         (1,000)               500               (400)
                                                          ---------          ---------          ---------

                                                             (3,000)             4,000             (2,000)
                                                          ---------          ---------          ---------

                   Total                                  $ 333,210            339,846            310,338
                                                          =========          =========          =========


       Income tax expense attributable to income before income tax differed from the amount computed by applying the U.S. Federal income tax rate of 34% to income from operations before income taxes as a result of the following:


                                                             2003               2002               2001
                                                             ----               ----               ----
Computed "expected" tax expense                           $ 312,000            305,000            283,000
Increase (reduction) in income tax expense
    resulting from:
       State income taxes, net of federal
          income tax benefit                                 44,000             47,000             44,000
       Overaccrual of income tax
          liability in prior year                           (22,790)            (9,500)           (14,000)
       Adjustment to deferred tax assets to
          reflect current effective tax rates
          and other                                               -             (2,654)            (2,662)
                                                          ---------          ---------          ---------

                                                          $ 333,210            339,846            310,338
                                                          =========          =========          =========

                                                                     (Continued)

                               TNR TECHNICAL, INC.

                          Notes to Financial Statements

                             July 31, 2003 and 2002

(6)    Income Taxes - Continued

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at July 31, 2003 and 2002 are presented below:

                                                               2003        2002
                                                               ----        ----

Deferred tax assets:
   Inventories, principally due to additional costs
     inventoried for tax purposes                            $43,000      39,000
   Accounts receivable, due to allowance for
     uncollectible accounts                                    6,000       7,000
                                                             -------     -------

                                                              49,000      46,000
Less valuation allowance                                           -           -
                                                             -------     -------

          Total                                              $49,000      46,000
                                                             =======     =======

Deferred taxes are presented in the accompanying balance sheets as:

                                                               2003        2002
                                                               ----        ----

       Current deferred tax assets                           $49,000      46,000
       Noncurrent deferred tax assets                              -           -
                                                             -------     -------

                                                             $49,000      46,000
                                                             =======     =======

       In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. Management considers the projected future taxable income and tax planning strategies in making this assessment. The Company believes that future earnings in addition to the amount of the taxable differences which will reverse in future periods, will be sufficient to offset recorded deferred tax assets and, accordingly, a valuation allowance is not considered necessary at July 31, 2003 and 2002.

                               TNR TECHNICAL, INC.

                          Notes to Financial Statements

                             July 31, 2003 and 2002


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

                      Year Ending July 31,
                      --------------------
                              2004              147,208
                              2005              153,080
                              2006              151,000


       Total lease and rental expense amounted to $155,290, $145,206, and $148,499 in 2003, 2002, and 2001, respectively. In 2003, 2002 and 2001 lease expense associated with related parties amounted approximately to $89,000, $86,000 and $84,000, respectively.

(8)    Sales to Major Customers

       During the years ended July 31, 2003, 2002 and 2001 no customer accounted for more than 10% of total revenues.

(9)    Supplementary Information

                                                   2003        2002       2001
                                                   ----        ----       ----

        Advertising costs                        $10,157      24,722     28,766
        Provision for doubtful accounts            8,400       8,400      8,400

       The provision for doubtful accounts and advertising costs are included in selling, general and administrative costs in the accompanying statements of operations.

                               TNR TECHNICAL, INC.

                          Notes to Financial Statements

                             July 31, 2003 and 2002


(10)   Non-Operating Revenue (Expense)

       Other non-operating revenue (expense), net, for the years ended July 31, 2003, 2002 and 2001, is comprised of the following:

                                                      2003       2002     2001
                                                      ----       ----     ----

    Loss on disposition of fixed assets            $ (8,058)   (7,044)   (1,814)
    Miscellaneous income (primarily customer
         reimbursed freight costs)                        -         -     4,826
                                                   --------
                                                               ------    ------

                                                   $ (8,058)   (7,044)    3,012
                                                   ========    ======     =====


(11)   Selected Financial Data (Unaudited)

       The following is a summary of the quarterly results of operations for the years ended July 31, 2003 and 2002, respectively:


                                            Quarter ended   Quarter ended    Quarter ended     Quarter ended     Year ended
                                             October 31,     January 31,       April 30,         July 31,         July 31,
                                            -------------   -------------    -------------     -------------     -----------
                  2003
                  ----
Net revenues                                $ 1,997,269       2,002,166         2,003,275        2,176,092        8,178,802
Net income from operations                      239,544         240,217           308,157           57,446          845,364
Basic earnings per share                           0.77            0.55              0.76             0.10             2.18
Weighted-average number of
   shares issued and outstanding                269,221         268,961           268,735          268,171          268,745

                  2002
                  ----
Net revenues                                $ 2,030,707       1,874,603         1,930,847        2,072,475        7,908,632
Net income from operations                      349,596          87,975           195,082          155,959          788,612
Basic earnings per share                           0.88            0.22              0.52             0.53             2.15
Weighted-average number of
   shares issued and outstanding                258,821         258,306           257,421          259,074          260,727


                                    PART III

         Item 10. Directors and Executive Officers of the Registrant.

         The names, ages and principal occupations of the Company's present directors, and the date on which their term of office commenced and expires, are listed below.

                                 Term     First
                                 Of       Became     Principal
Name                      Age    Office   Director   Occupation
----                      ---    ------   --------   ----------

Wayne Thaw                46      (1)       1983     Chairman of the Board
                                                     Chief Executive Officer
                                                     President

Jerrold Lazarus           71      (1)       1987     Retired
Norman L. Thaw            70      (1)       1979     President of
                                                     Stride Rite
                                                     Stables, Inc.,
                                                     Private Investor

Kathie Thaw               48     (1)        1996     Vice-President

Mitchell Thaw             47     (1)        1998     Co-Manager - Hedge Fund

                                                     Vice President and
Patrick Hoscoe            40     (1)        1998     Operations Manager
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

         Patrick Hoscoe has been Vice President and a director of the Company since 1998. Mr. Hoscoe also serves as Operations Manager of the Company's West Coast operations. Mr. Hoscoe has 18 years experience in the battery industry and worked for House of Batteries for the five years prior to joining the Company in 1997.

Family Relationships

         Norman L. Thaw is the father of Wayne Thaw and Mitchell Thaw. Wayne Thaw and Kathie Thaw are married.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Officers, directors and greater than ten percent stockholders are required by the Commission's regulations to furnish the Company with copies of all Section 16(a) forms they file. During fiscal 2003, no officers, directors or greater than 10% stockholders filed any forms late, other than Jerrold Lazarus filed a Form 4 late for June 2003.

Lack of Committees

         The Company has no standing audit, nominating and compensation committees of the Board of Directors or committees performing similar functions. The Company does not currently have an Audit Committee of its Board of Directors or independent directors to form an Audit Committee. It is the intention of the Board of Directors to use its best efforts to obtain two qualified persons to serve as independent board members on a newly formed Audit Committee, one of whom would ideally be a "Financial Expert" within the meaning of Sarbanes-Oxley Act of 2002, as amended. Independent director is defined in Rule 4200(a)(14) of the NASD's Listing Standards to mean a person other than an officer or employee of the Company or its subsidiaries or any other individual having a relationship which, in the opinion of the Company's Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The following persons should not be considered independent:

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

The term "Financial Expert" is defined as a person who has the following attributes: an understanding of generally accepted accounting principles and financial statements; has the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves; experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the Company's financial statements, or experience actively supervising one or more persons engaged in such activities; an understanding of internal controls and procedures for financial reporting; and an understanding of audit committee functions.

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

Code of Ethics

         Effective March 3, 2003, the Securities & Exchange Commission requires registrants like the Company to either adopt a code of ethics that applies to the Company's Chief Executive Officer and Chief Financial Officer or explain why the Company has not adopted such a code of ethics. For purposes of item 406 of Regulation S-K, the term "code of ethics" means written standards that are reasonably designed to deter wrong doing and to promote:

         o Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

         o Full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with, or submits to, the Securities & Exchange Commission and in other public communications made by the Company;

         o  Compliance with applicable governmental law, rules and regulations;

         o The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

         o  Accountability for adherence to the code.

         The Company has not adopted a Code of Ethics. The Board is currently evaluating adopting an appropriate Code of Ethics.

Item 11.  Compensation of Directors and Executive Officers.

         The following table provides a three-year summary compensation table with respect to the Company's Chief Executive Officer and any executive officers earning salaries and bonuses of $100,000 or more during fiscal 2003. During the past three fiscal years, the Company has not granted restricted stock awards or stock appreciation rights. In addition, the Company does not have a defined benefit or actuarial plan.

                           SUMMARY COMPENSATION TABLE


                                                                                  Long Term Compensation
                                                                             --------------------------------
                                         Annual Compensation                    Awards          Payouts
----------------------      ----------------------------------------------   --------------------------------
           (a)                  (b)       (c)          (d)         (e)           (f)         (g)        (h)        (i)

                                                                  Other                                            All
     Name                                                         Annual       Restricted                         Other
     And                                                          Compen-        Stock      Number      LTIP     Compen-
     Principal                                                    sation        Award(s)     of        Payout    Sation
     Position                  Year     Salary ($)   Bonus ($)    ($)(1)          $        Options        $        ($)
----------------------       --------- -----------   ---------    -------      --------    -------     ------    -------
Wayne Thaw,
CEO, President                  2003     168,256       4,000            0            0           0           0         0
                             -------     -------     -------      -------      -------     -------     -------   -------
                                2002     125,008      54,164            0            0      23,000           0         0
                             -------     -------     -------      -------      -------     -------     -------   -------
                                2001     123,677      42,404            0            0           0           0         0
------------------------     -------     -------     -------      -------      -------     -------     -------   -------
Patrick Hoscoe,
Vice President                  2003      89,835      30,000            0            0           0           0         0
                             -------     -------     -------      -------      -------     -------     -------   -------
                                2002      85,670      26,000            0            0           0           0         0
                             -------     -------     -------      -------      ------     -------     -------    -------
                                2001      82,201      24,147            0            0           0           0         0
========================     =======     =======     =======      =======      =======     =======     =======   =======


----------
(1) Does not include the value of a leased or company owned automobile provided to each officer for business purposes.

         The Company has no employment contracts with its executive officers. Wayne Thaw is currently receiving an annual salary and bonuses of approximately $180,000 plus such increases as determined by the Board of Directors. The Company also pays for the cost of gasoline, repairs and insurance related to an automobile purchased by the Company in December 2000 for Mr. Wayne Thaw's use. Patrick Hoscoe currently receives an annual salary and bonuses of approximately $120,000 plus such increases as determined by the Company's Board of Directors.

         Directors do not presently receive compensation for serving on the Board or on its committees. Depending on the number of meetings and the time required for the Company's operations, the Company may decide to compensate its directors in the future.

         The Company leases its employees from a non-affiliated company which has established a 401(k) plan pursuant to which the Company matches employees' contributions of an amount equal to $1.00 per employee's contributed dollar up to a maximum matching contribution of six percent of the income of each respective employee. The Company has no other annuity, pension, or retirement benefits for its employees. Except as described herein, the Company has not afforded any of its officers or directors any other personal benefits, the value of which exceeds 10% of his cash compensation, which is not directly related to job performance or provided generally to all salaried employees.

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

The 1998 Plan

         The 1998 Incentive and Non-Qualified Stock Option Plan, (the "1998 Plan"), was approved by the Board of Directors effective December 15, 1998 subject to stockholder approval within 12 months. The 1998 Plan covers 30,000 shares of Common Stock, subject to adjustment of shares under the anti-dilution provisions of the 1998 Plan. The 1998 Plan authorizes the issuance of the options covered thereby as either "Incentive Stock Options" within the meaning of the Internal Revenue Code of 1986, as amended, or as "Non-Statutory Stock Options." Persons eligible to receive options under the 1998 Plan includes employees, directors, officers, consultants or advisors, provided that bona fide services shall be rendered by consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital raising transaction; however, only employees (who may also be officers and/or directors) are eligible to receive an Incentive Stock Option. The 1998 Plan also provides that no options may be granted after December 15, 2008. Except for the foregoing, the 1998 Plan is identical to the 1992 Plan. As of the filing date of this Form 10-K, no options have been granted under the 1998 Plan.

                               OPTION GRANTS TABLE

         The information provided in the table below provides information with respect to individual grants of stock options during fiscal 2003 of each of the executive officers named in the summary compensation table above. The Company did not grant any stock appreciation rights during 2003.

                        Option Grants in Last Fiscal Year

======================================================================================== ==========================================
                                                                                                            Potential
                                           Individual Grants                                           Realizable Value at
                                                                                                          Assumed Annual
                                                                                                Rates of Stock Price Appreciation
                                                                                                       for Option Term (2)
------------------------------------------------------------------------------------- ---------------------------------------------

               (a)                    (b)           (c)           (d)        (e)         (f)                      (g)
                                                    % of
                                                   Total
                                                  Options/
                                                 Granted to
                                    Options      Employees      Exercise   Expira-
                                    Granted      in Fiscal       Price       tion       5% ($)                  10% ($)
              Name                    (#)         Year (1)       ($/Sh)      Date
---------------------------------- ----------- -------------- ----------- ----------- ---------- ----------------------------------
Wayne Thaw                             0             0             N/A        N/A        N/A                      N/A
---------------------------------- ----------- -------------- ----------- ----------- ---------- ----------------------------------
Patrick Hoscoe                         0             0             N/A        N/A        N/A                      N/A
---------------------------------- ----------- -------------- ----------- ----------- ---------- ----------------------------------
N/A - Not Applicable.


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

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FY-END OPTION VALUES

         The information provided in the table below provides information with respect to each exercise of stock option during fiscal 2003 by each of the executive officers named in the summary compensation table and the fiscal year end value of unexercised options.


=========================== ============== ============== ====================== ===========================
                       (a)       (b)            (c)                (d)                      (e)

                                                                                          Value of
                                                                Number of               Unexercised
                                                               Unexercised              In-the-Money
                                                               Options at                 Options
                                Shares         Value            FY-End (#)               at Fy-End($)
                              Acquired on     Realized         Exercisable/              Exercisable/
                      Name   Exercise (#)      ($)(1)          Unexercisable           Unexercisable(1)
--------------------------- -------------- -------------- ---------------------- ---------------------------
Wayne Thaw (2)                        -0-            -0-               36,000/0                   336,100/0
--------------------------- -------------- -------------- ---------------------- ---------------------------
Patrick Hoscoe                        -0-            -0-                2,000/0                    20,000/0
--------------------------- -------------- -------------- ---------------------- ---------------------------

         (1) The aggregate dollar values in column (c)?and (e) are calculated by determining the difference between the fair market value of the Common Stock underlying the options and the exercise price of the options at exercise or fiscal year end, respectively. In calculating the dollar value realized upon exercise, the value of any payment of the exercise price is not included. Fiscal year end value based upon a market price of $8.50 per share determined as of the close of business on July 25, 2003, the last trade before the end of our fiscal year on July 31, 2003.

         (2) Does not include options to purchase 10,000 shares held by his wife, Kathie Thaw, with a value of in the money options of $117,500.

         Report of the Board of Directors on Executive Compensation

         During fiscal 2003, the entire Board which consists of Norman Thaw, Jerrold Lazarus, Wayne Thaw, Kathie Thaw , Mitchell Thaw and Patrick Hoscoe, held primary responsibility for determining executive compensation levels. The goals of the Company's compensation program is to align compensation with business objectives and performance and to enable the Company to attract, retain and reward executive officers and other key employees who contribute to the long-term success of the Company. The Company has provided on a prospective basis annual incentive opportunity to several of its key employees sufficient to provide motivation to achieve specific operating goals. The foregoing report has been approved by all members of the board of directors.

                              Wayne Thaw -Chairman
                              Jerrold Lazarus
                              Norman Thaw
                              Kathie Thaw
                              Mitchell Thaw
                              Patrick Hoscoe

Compensation Committee Interlocks and Insider Participation

         During fiscal 2003, Wayne Thaw, Kathie Thaw and Patrick Hoscoe, executive officers of the Company, were involved in determining executive officer compensation levels as members of the Board of Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         As of September 30, 2003, the Company had outstanding 267,528 shares of Common Stock. The only persons of record who presently hold or are known to own (or believed by the Company to own) beneficially more than 5% of the outstanding shares of such class of stock is listed below. The following table also sets forth certain information as to holdings of the Company's Common Stock of all officers and directors individually, and all officers and directors as a group. The shares shown in the table below for Norman Thaw and his sons, Wayne Thaw and Mitchell Thaw are not beneficially owned by each other and are listed separately.


=========================== ====================================== ==================== ===================
                                      Name and  Address of               Number of       Approximate
Title of Class                         Beneficial  Owner (1)              Shares         Percent
--------------------------- -------------------------------------- -------------------- -------------------
Common Stock                Wayne Thaw (3)(7)                           87,592                28.7
--------------------------- -------------------------------------- -------------------- -------------------

Common Stock                Norman L. Thaw (2)(7)                       55,228                20.5
--------------------------- -------------------------------------- -------------------- -------------------

Common Stock                Jerrold Lazarus                               -0-                  -0-
--------------------------- -------------------------------------- -------------------- -------------------

Common Stock                Kathie Thaw (4)(7)                          10,000                 3.6
--------------------------- -------------------------------------- -------------------- -------------------

Common Stock                Patrick Hoscoe (5)                           2,000                  .7
--------------------------- -------------------------------------- -------------------- -------------------

Common Stock                Mitchell A. Thaw (7)                        33,525                12.4
--------------------------- -------------------------------------- -------------------- -------------------

Common Stock                All Directors and
                            Officers as a group
                            (six persons) (6)                          188,345                59.3
=========================== ====================================== ==================== ===================

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

(5)    Includes options to purchase 2,000 shares.

(6) Includes options to purchase 48,000 shares granted to officers and directors.

(7) Wayne Thaw and Kathie Thaw are married and their individual stock ownership is shown separately. Both Wayne Thaw and Kathie Thaw may be deemed to also own the shares owned by the other person. Norman Thaw is the father of Wayne Thaw and Mitchell A. Thaw.

         The Company does not know of any arrangement or pledge of its securities by persons now considered in control of the Company that might result in a change of control of the Company.

Item 13. Certain Relationships and Related Transactions.

         See Item 2 regarding the description of lease between the Company and a RKW Holding Ltd. ("RKW"), a Florida Limited Partnership, controlled by Wayne Thaw. In fiscal 2003, 2002, 2001 and 2000, $85,462, $82,345, $78,424, $74,690
and $71,133, respectively, were paid by the Company to RKW, which amount is expected to increase by approximately 5% for fiscal 2003. The foregoing amounts paid to RKW do not include insurance reimbursement of approximately $2,000 per year and property taxes paid of approximately $7,700 per year.

         In June 2003, the Company also repurchased a total of 691 shares held by Jerrold Lazzarus, a director and the Company's former chief executive officer, at a purchase price of $12.00 per share.

Item 14. Principal Accountant Fees and Services

         Audit Fees

         For the fiscal year ended July 31, 2003, the aggregate fees billed for professional services rendered by Parks, Tschopp, Whitcomb & Orr P.A. ("independent auditors") for the audit of the Company's annual financial statements and the reviews of its financial statements included in the Company's quarterly reports totaled approximately $16,000.

Financial Information Systems Design and Implementation Fees

         For the fiscal year ended July 31, 2003, there were no fees billed for professional services by the Company's independent auditors rendered in connection with, directly or indirectly, operating or supervising the operation of its information system or managing its local area network.

All Other Fees

         For the fiscal year ended July 31, 2003, there was approximately $4,000 in fees billed for tax and limited consulting services.

                                     PART IV

Item 15.          Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
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

         99.1     Certificate of Executive Officer*


-------------
*    Filed herewith.

(1) Exhibits 3 and 3(A) are incorporated by reference from Registration No. 2-85110 which were filed in a Registration Statement on Form S-18.

(2) Incorporated by reference to Form 10-K for the fiscal year ended July 31, 1992.

(3) Incorporated by reference to Form 10-K for the fiscal year ended July 31, 1996.

(4) Incorporated by reference to Form 10-K for the fiscal year ended July 31, 1999.

(b) Reports on Form 8-K.

         No Reports on Form 8-K were filed or required to be filed during the quarter ended July 31, 2003.

                                   SIGNATURES

         Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TNR TECHNICAL, INC.

                                        By: /s/ Wayne Thaw
                                            ------------------------------------
                                            Wayne Thaw, Chief Executive Officer

Dated:  Sanford, Florida
October 10, 2003

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Signatures                          Title                                   Date
----------                          -----                                   ----
/s/ Norman L. Thaw                  Director                             October 10, 2003
----------------------
   Norman L. Thaw

/s/ Jerrold Lazarus                 Director                             October 10, 2003
-----------------------
    Jerrold Lazarus

/s/ Wayne Thaw                      Chairman of the Board, Chief         October 10, 2003
---------------------               Executive Officer President,
     Wayne Thaw                     Chief Financial and Accounting
                                    Officer

/s/ Kathie Thaw                     Vice President,                      October 10, 2003
-----------------------             Treasurer, Secretary
 Kathie Thaw                        and Director


/s/ Mitchell Thaw                   Director                             October 10, 2003
----------------------
Mitchell Thaw

/s/ Patrick Hoscoe                  Vice President and Director          October 10, 2003
--------------------
Patrick Hoscoe


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

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure control and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entitles, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  October 10, 2003               /s/ Wayne Thaw
                                      -----------------------------------------
                                      Wayne Thaw, Chief Executive Officer
                                      and Chief Financial Officer