Form 10-Q
period 2003-10-31
TNR TECHNICAL INC
filed 2003-12-11
CIK 723615

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended October 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________ to ________

                        Commission File Number: 0-13011

                              TNR TECHNICAL, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

              New York                                 11-2565202
     ----------------------------------------------------------------------
     (State or other jurisdiction                     (I.R.S. Employer
     of incorporation or organization)               Identification No.)

     301 Central Park Drive
     Sanford, Florida                                      32771
     --------------------------------------------          --------
     (Address of principal executive offices)           (Zip  Code)

     Registrant's telephone number, including area code:     (407) 321-3011
                                                             --------------

                                      None
          -------------------------------------------------------------
         (Former name, former address and former fiscal year if changed since last report)

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

267,528 Common Shares, $.02 par value were issued and outstanding at October 31, 2003.

                               TNR TECHNICAL, INC.

                                      Index

                                                                          Page
                                                                         Number

PART 1.   FINANCIAL INFORMATION

Item 1.   Financial Statements

            Balance Sheets
              October 31, 2003 (Unaudited) and July 31, 2003                  1

            Statements of Operations
              Three months ended October 31, 2003 (Unaudited) and
              October  31, 2002 (Unaudited)                                   2

            Statements of Cash Flows
               Three months ended October  31, 2003 (Unaudited) and
               October  31, 2002 (Unaudited)                                  3

            Notes to Financial Statements (Unaudited)                         4

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                      5-7

PART II. OTHER INFORMATION                                                    8

                              TNR TECHNICAL, INC.

                                 Balance Sheets

                                     Assets

                                                                               October 31,
                                                                  July 31,        2003
                                                                    2003       (Unaudited)
                                                                -----------    -----------
Current assets:

     Cash and cash equivalents                                  $   833,901        358,935
     Investments                                                  1,990,059      2,675,748
     Accounts receivable - trade, less allowance for doubtful
        accounts of $16,871  and $18,769                            739,281        777,070
     Inventories                                                  1,284,797      1,247,072
     Prepaid expenses and other current assets                       26,600         27,165
     Deferred income taxes                                           49,000         49,000
                                                                -----------    -----------
           Total current assets                                   4,923,638      5,134,990

     Property and equipment, at cost, net of accumulated
        depreciation and amortization                               153,398        142,956

     Deposits                                                        16,191         16,191
                                                                -----------    -----------
           Total assets                                         $ 5,093,227      5,294,137
                                                                ===========    ===========

                      Liabilities and Shareholders' Equity

Current liabilities:

     Accounts payable                                           $   132,163        207,750
     Accrued expenses                                               193,151        174,742
     Income taxes payable                                            58,026         86,833
                                                                -----------    -----------

                       Total current liabilities                    383,340        469,325
                                                                -----------    -----------

Shareholders' equity:

     Common stock - $0.02 par value, authorized 500,000
        shares; issued 313,581 shares                                 6,272          6,272
     Additional paid-in capital                                   2,698,261      2,698,261
     Retained earnings                                            2,249,465      2,384,430
     Treasury stock - 45,660 and 46,990 shares                     (244,111)      (264,151)
                                                                -----------    -----------
     Total shareholders' equity                                   4,709,887      4,824,812
                                                                -----------    -----------
                                                                $ 5,093,227      5,294,137
                                                                ===========    ===========

See accompanying notes to financial statements

                              TNR TECHNICAL, INC.

                            Statements of Operations

                                                            Three Months Ended
                                                                October 31,
                                                             2003           2002
                                                         (Unaudited)   (Unaudited)
                                                          ----------   ----------

Revenues:
     Net sales                                            $2,108,438    1,997,269
                                                          ----------   ----------

Cost and expenses:
     Cost of goods sold                                    1,540,749    1,420,714
     Selling, general and administrative                     367,720      337,011
                                                          ----------   ----------

                                                           1,908,469    1,757,725
                                                          ----------   ----------

            Operating income                                 199,969      239,544

Non-operating revenue:

     Interest income                                             596       21,892
     Investment income                                        22,207       46,155
                                                          ----------   ----------

            Income before income taxes                       222,772      307,591

Provision for income taxes                                    87,807       99,210
                                                          ----------   ----------

            Net income                                    $  134,965      208,381
                                                          ==========   ==========

Basic earnings per share                                  $     0.51         0.77
                                                          ==========   ==========

Diluted earnings per share                                $     0.45         0.73
                                                          ==========   ==========

Weighted average number of shares outstanding - basic        267,003      269,221
                                                          ==========   ==========

Weighted average number of shares outstanding - diluted      298,576      258,221
                                                          ==========   ==========


See accompanying notes to financial statements

                              TNR TECHNICAL, INC.

                            Statements of Cash Flows

                                                                   Three months ended
                                                                       October 31,
                                                                     2003          2002
                                                                 (Unaudited)   (Unaudited)
                                                                ----------    ----------
Cash flows from operating activities:
     Net income                                                 $  134,965       208,381
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation and amortization                              10,442         7,903
         Deferred income taxes                                          --         4,000
         Provision for bad debt                                      2,100         2,100
         Net investment income                                     (22,207)      (46,155)
         Changes in operating assets and liabilities:
           Accounts receivable                                     (39,889)      (91,778)
           Inventories                                              37,725       121,604
           Prepaid expenses and other assets                          (565)       (1,574)
           Income taxes payable                                     28,807        81,000
           Accounts payable and accrued expenses                    57,178       158,884
                                                                ----------    ----------
             Net cash provided by operating activities             208,556       444,365
                                                                ----------    ----------

Cash flows from investing activities:

     Purchase of property and equipment                                 --        (5,590)
     Purchase of investments and accrued interest                 (663,482)     (121,397)
                                                                ----------    ----------
             Net cash used in investing activities                (663,482)     (126,987)
                                                                ----------    ----------

Cash flows from financing activities:

     Purchase of treasury stock                                    (20,040)         (296)
                                                                ----------    ----------

             Net cash used in financing activities                 (20,040)         (296)
                                                                ----------    ----------

             (Decrease) increase in cash and cash equivalents     (474,966)      317,082

Cash and cash equivalents - beginning of period                    833,901       854,729
                                                                ----------    ----------

Cash and cash equivalents - end of period                       $  358,935     1,171,811
                                                                ==========    ==========



See accompanying notes to financial statements

                               TNR TECHNICAL, INC.

Notes to Financial Statements

(1)      Presentation of Unaudited Financial Statements

         The unaudited financial statements have been prepared in accordance with rules of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. The information furnished, in the opinion of management, reflects all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of October 31, 2003, and results of operations and cash flows for the three month periods ended October 31, 2003 and 2002. The results of operations are not necessarily indicative of results which may be expected for any other interim period, or for the year as a whole.

(2)      Sales to Major Customers

         During the three months ended October 31, 2003 and 2002, no customer accounted for more than 10% of total revenue.

(3)      Inventories

Inventories consist of the following:

                                                               October 31, 2003
                                           July 31, 2003         (Unaudited)
                                            ----------           ----------
          Finished goods                    $1,246,254            1,209,661
          Work-in-progress                      38,543               37,411
                                            ----------           ----------
                                            $1,284,797            1,247,072
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

Liquidity and Capital Resources

Working capital amounted to $4,665,665 at October 31, 2003 as compared to $4,540,298 at July 31, 2003. Cash and investments amounted to $3,034,683 at October 31, 2003 as compared to $2,823,960 at July 31, 2003. As more fully described in the statement of cash flows included in the Company's financial statements elsewhere herein, net cash provided by operating activities for the quarter ended was $208,556.

During the three months ended October 31, 2003, cash flow from operating activities was provided primarily by the Company's net income of $134,965. Sales activity during the first quarter resulted in increased accounts receivable balances ($39,889) and reduced inventory levels ($37,725). Increases in accounts payable ($75,587), offset by reductions in accrued expenses ($18,409) resulted in an overall increase in cash of $57,178. Changes in accrued expenses are primarily the result of the payout of accrued bonuses. Accounts payable increases are mainly due to the timing of vendor payments made beyond the quarter end. Income taxes payable increased $28,807, primarily as a result of recording the first quarter income tax provision. Cash was used in investing activities to purchase additional investments and in financing activities to purchase treasury stock.

During the quarter ended October 31, 2002, cash flow from operating activities was provided primarily by the Company's net income of $208,381. Sales activity during the first quarter resulted in increased accounts receivable balances while reducing inventory levels. Increases in accounts payable, offset by reductions in accrued expenses resulted in an overall increase of $158,884. Changes in accrued expenses are primarily the result of the payout of accrued bonuses. Accounts payable increases are mainly due to the timing of vendor payments made beyond the quarter end. Income taxes payable increased $81,000. In addition, cash was used in investing activities to purchase property and equipment and additional investments. Cash was also used in financing activities to purchase treasury stock.

The Company's short term and long term liquidity needs have been satisfied from internal sources including cash from operations and amounts available from the Company's working capital. During the balance of fiscal 2004 and on a long-term basis, management expects this trend to continue. There are no material commitments for capital expenditures or any long-term credit arrangements as of October 31, 2003.

Results of Operations

Sales for the first quarter ended October 31, 2003 increased 6% or $111,169 over the three months ended October 31, 2002; however, gross profit decreased $8,866 as a result of decreased margins from 29% during the first quarter ended 2002 to 27% during the first quarter ended 2003. Increased cost of goods sold and the subsequent decrease in gross profit are related to higher product cost, increased payroll expense for shop personnel, and the implementation of a commission incentive for sales personnel.

Operating (selling, general and administrative) expenses increased from $337,011 for the three months ended October 31, 2002 to $367,720 for the three months ended October 31, 2003 primarily due to salary and other employee related expenses ($33,566). Operating expense when expressed as a percentage of net sales for the three months ended October 31, 2003 was approximately 18% as compared to 17% for the comparable period of the prior year.

The Company did not charge its operations with any research and development costs during the first quarter ended October 31, 2003. Interest and investment income decreased from $68,047 in the first quarter ended October 31, 2002 to $22,803 for the first quarter ended October 31, 2003 due to lower interest rates and decreasing market values of certain investments (U.S. Treasury bills).

Net income for the first quarter ended October 31, 2003 was $134,965 as compared to $208,381 for the first quarter ended October 31, 2002. The Company's net income decreased for the first quarter of 2003 as compared to the comparable period of the prior year due to the decrease in gross profits and increased operating expenses for the reasons described above. Basic earnings per share were $.51 and $.77 in 2003 and 2002, respectively.

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

         During the quarter ended October 31, 2003, the Company repurchased 1,330 shares of its Common Stock from 28 stockholders at a cost of approximately $21,800.

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

Item 3.  Defaults Upon Senior Securities:     None

Item 4.  Submission of Matters to a Vote of Security Holders:     None

Item 5.  Other Information:     None

Item 6.  Exhibits and Reports on Form 8-K:

         (a)   Exhibits

         3     Certificate of Incorporation and Amendments
                thereto. (1)
         3(A)  By-Laws. (1)
         3(B)  February 1992 Certificate of Amendment to Certificate
               of Incorporation (2)
         10    Lease Agreement dated January 17, 1996 by and
               between RKW Holding Ltd. and the Registrant (3)
         11    Earnings per share.  See Financial Statements and Notes thereto.
         31.1  Certification of Chief Executive Officer and Chief Financial
               Officer Pursuant to Rule 13a-14(a) under the Securities
               Exchange Act of 1934, as adopted pursuant to Section
               302 of the Sarbanes-Oxley Act of 2002 (5)
         32.1  Certification of Chief Executive Officer and Chief Financial
               Officer Pursuant to 18U.S.C. Section 1350, as adopted pursuant to
               Section 906 Of the Sarbanes-Oxley Act of 2002 (5)
         99    1998 Incentive and Non-Statutory Stock Option Plan (4)
----------
(1)      Exhibits 3 and 3(A) are incorporated by reference from Registration
         No. 2-85110 which were filed in a Registration Statement on Form S-18.
(2)      Incorporated by reference to Form 10-K for the fiscal year ended
         July 31, 1992.
(3)      Incorporated by reference to Form 10-K for the fiscal year ended
         July 31, 1996.
(4)      Incorporated by reference to Form 10-K for the fiscal year ended
         July 31, 1999.
(5)      Filed herewith.

         (b) During the quarter ended October 31, 2003, no report on Form 8-K was filed or required to be filed.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    TNR TECHNICAL, INC.
                                    (Registrant)


Dated: December 9, 2003

                                    By: /s/ Wayne Thaw
                                        -----------------------------------
                                        Wayne thaw, President, Chief Executive
                                        Executive Officer and Chief Financial
                                        Officer