Form 10-Q
period 2004-01-31
TNR TECHNICAL INC
filed 2004-03-16
CIK 723615

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended January 31, 2004

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

266,363 Common Shares, $.02 par value were issued and outstanding at January 31, 2004.

                               TNR TECHNICAL, INC.

                                      Index

                                                                          Page
                                                                          Number

PART 1.           FINANCIAL INFORMATION

     Item 1.          Financial Statements

                  Balance Sheets
                    January 31, 2004 (Unaudited)
                     and July 31, 2003                                      3

                  Statements of Operations
                    Three months and six months ended
                     January 31, 2004  and
                     January  31, 2003 (Unaudited)                          4

                  Statements of Cash Flows
                    six months ended
                     January 31, 2004 and
                     January 31, 2003 (Unaudited)                           5

                  Notes to Financial Statements (Unaudited)                 6

     Item 2.      Management's Discussion and Analysis of
                      Financial Condition and Results of Operations        7-9

PART II.          OTHER INFORMATION                                        10

                               TNR TECHNICAL, INC.

                                 Balance Sheets

                                     Assets

                                                                                                              January 31, 2004
                                                                                  July 31, 2003                  (Unaudited)
                                                                                  -------------               ----------------
Current assets:
      Cash and cash equivalents                                                      $ 833,901                     233,983
      Investments                                                                    1,990,059                   2,682,872
      Accounts receivable - trade, less allowance for doubtful
         accounts of $16,871 and $18,606                                               739,281                     678,834
      Inventories                                                                    1,284,797                   1,317,623
      Prepaid expenses and other current assets                                         26,600                      32,014
      Income taxes receivable                                                                -                      31,825
      Deferred income taxes                                                             49,000                      52,000
                                                                                   -----------                   ---------

                   Total current assets                                              4,923,638                   5,029,151

      Property and equipment, at cost, net of accumulated
         depreciation and amortization                                                 153,398                     156,748

      Deposits                                                                          16,191                      24,191
                                                                                   -----------                   ---------

                   Total assets                                                    $ 5,093,227                   5,210,090
                                                                                   ===========                   =========

    Liabilities and Shareholders' Equity

Current liabilities:
      Accounts payable                                                               $ 132,163                     129,066
      Accrued expenses                                                                 193,151                     146,451
      Income taxes payable                                                              58,026                           -
                                                                                   -----------                   ---------

                   Total current liabilities                                           383,340                     275,517
                                                                                   -----------                   ---------

Shareholders' equity:
      Common stock - $0.02 par value, authorized 500,000
         shares; issued 313,581 shares                                                   6,272                       6,272
      Additional paid-in capital                                                     2,698,261                   2,698,261
      Retained earnings                                                              2,249,465                   2,497,875
      Treasury stock - 45,660 and 47,218 shares                                       (244,111)                   (267,835)
                                                                                   -----------                   ---------

                   Total shareholders' equity                                        4,709,887                   4,934,573
                                                                                   -----------                   ---------

                                                                                   $ 5,093,227                   5,210,090
                                                                                   ===========                   =========

See accompanying notes to financial statements.

                               TNR TECHNICAL, INC.

                            Statements of Operations

                                                                        Three Months Ended                  Six Months Ended
                                                                            January 31,                        January 31,
                                                                  -----------------------------       ------------------------------
                                                                      2003             2004              2003               2004
                                                                  (Unaudited)       (Unaudited)       (Unaudited)        (Unaudited)
                                                                  -----------       -----------       -----------        -----------
Revenue:
     Net sales                                                    $2,002,166        1,893,663          3,999,435          4,002,101
                                                                  ----------        ---------         ----------          ---------

Cost and expenses:
     Cost of goods sold                                            1,417,308        1,376,701          2,838,022          2,917,450
     Selling, general and administrative                             344,641          362,231            681,652            729,951
                                                                  ----------        ---------          ---------          ---------

                                                                   1,761,949        1,738,932          3,519,674          3,647,401
                                                                  ----------        ---------          ---------          ---------

               Operating income                                      240,217          154,731            479,761            354,700

Non-operating revenue:
     Interest income                                                   7,571              113             29,463                709
     Investment income                                               (11,908)          32,627             32,247             54,834
                                                                  ----------        ---------          ---------          ---------

               Income before income taxes                            235,880          187,471            541,471            410,243

Provision for income taxes                                            87,000           74,026            186,210            161,833
                                                                  ----------        ---------          ---------          ---------

               Net income                                         $  148,880          113,445            355,261            248,410
                                                                  ==========        =========          =========          =========

Basic earnings per share                                          $     0.55             0.43               1.32               0.93
                                                                  ==========        =========          =========          =========

Diluted earnings per share                                        $     0.52             0.38               1.25               0.83
                                                                  ==========        =========          =========          =========

Weighted average number of shares outstanding - basic                268,961          266,461            269,091            266,752
                                                                  ==========        =========          =========          =========

Weighted average number of shares outstanding - diluted              284,961          298,034            285,091            298,325
                                                                  ==========        =========          =========          =========

See accompanying notes to financial statements

                               TNR TECHNICAL, INC.

                            Statements of Cash Flows

                                                                                                    Six months ended
                                                                                                       January 31,
                                                                                            ---------------------------------
                                                                                                2003                 2004
                                                                                            (Unaudited)           (Unaudited)
                                                                                            -----------           -----------
Cash flows from operating activities:
     Net income                                                                              $ 355,261              248,410
     Adjustments to reconcile net income to net cash
        provided by operating activities:
           Depreciation and amortization                                                        18,335               25,283
           Deferred income taxes                                                                (1,000)              (3,000)
           Net investment income                                                               (32,247)             (54,834)
           Changes in operating assets and liabilities:
               Accounts receivable                                                            (149,137)              60,447
               Income taxes payable/receivable                                                  75,668              (89,851)
               Inventories                                                                     (63,239)             (32,826)
               Prepaid expenses and other assets                                                (6,143)              (5,414)
               Deposits                                                                              -               (8,000)
               Accounts payable and accrued expenses                                            (1,430)             (49,797)
                                                                                             ---------             --------

                          Net cash provided by operating activities                            196,068               90,418
                                                                                             ---------             --------


Cash flows from investing activities:
     Purchase of property and equipment                                                        (16,743)             (28,633)
     Purchase of investments and accrued interest                                             (588,618)            (637,979)
                                                                                             ---------             --------

                          Net cash used in investing activities                               (605,361)            (666,612)
                                                                                             ---------             --------

Cash flows from financing activities:
     Purchase of treasury stock                                                                 (5,142)             (23,724)
                                                                                             ---------             --------

                          Net cash used in financing activities                                 (5,142)             (23,724)
                                                                                             ---------             --------

                          Decrease in cash and cash equivalents                               (414,435)            (599,918)

Cash and cash equivalents - beginning of period                                                854,729              833,901
                                                                                             ---------             --------

Cash and cash equivalents - end of period                                                    $ 440,294              233,983
                                                                                             =========             ========

See accompanying notes to financial statements

                               TNR TECHNICAL, INC.

Notes to Financial Statements

(1)    Presentation of Unaudited Financial Statements

       The unaudited financial statements have been prepared in accordance with rules of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. The information furnished, in the opinion of management, reflects all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of January 31, 2004, and results of operations and cash flows for the three and six month periods ended January 31, 2004 and 2003. The results of operations are not necessarily indicative of results which may be expected for any other interim period, or for the year as a whole.

(2)    Sales to Major Customers

       During the six months ended January 31, 2004 and 2003, no customer accounted for more than 10% of total revenue.

(3)    Inventories

       Inventories consist of the following:

                                                                                              January 31, 2004
                                                                       July 31, 2003            (Unaudited)
                                                                       -------------          ----------------

                   Finished goods                                       $1,246,254                1,271,506
                   Purchased parts and materials                            38,543                   46,117
                                                                        ----------                ---------

                                                                        $1,284,797                1,317,623
                                                                        ==========                =========

Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The information contained in this Form 10-Q are intended to update the information contained in the Company's Annual Report on Form 10-K for the year ended July 31, 2003 and such information presumes that readers have access to, and will have read the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other information contained in such form 10-K and other Company filings with the Securities and Exchange Commission ("SEC").

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

Liquidity and Capital Resources

Working capital amounted to $4,753,634 at January 31, 2004 as compared to $4,540,298 at July 31, 2003. Cash and investments amounted to $2,916,855 at January 31, 2004 as compared to $2,823,960 at July 31, 2003. As more fully described in the statement of cash flows included in the Company's financial statements elsewhere herein, net cash provided by operating activities for the six months ended January 31, 2004 was $90,418.

During the six months ended January 31, 2004, cash flow from operating activities was provided primarily by the Company's net income of $248,410, partially offset by income tax payments and increases in inventory. Reduced sales activity during the second quarter resulted in decreased accounts receivable balances ($60,447) and increased inventory levels ($32,826). Changes in accounts payable and accrued expenses ($49,797) are primarily comprised of bonus payouts during the first quarter. Net cash was used in investing activities to purchase treasury securities ($637,979) and equipment ($28,633) and in financing activities to purchase treasury stock.

During the six months ended January 31, 2003, cash flow from operating activities was provided primarily by the Company's net income of $355,261, partially offset by increases in accounts receivable balances resulting from increased sales during the period. Correspondingly, inventory levels were increased in order to meet customer demand for product. Obligations for income taxes increased as a result of profitability during the six months ended January 31, 2003. Net cash was used in investing activities to purchase treasury securities and equipment and in financing activities to purchase treasury stock.

The Company's short term and long term liquidity needs have been satisfied from internal sources including cash from operations and amounts available from the Company's working capital. During the balance of fiscal 2004 and on a long-term basis, management expects this trend to continue. There are no material commitments for capital expenditures or any long-term credit arrangements as of January 31, 2004.

Results of Operations

Sales for the three months ended January 31, 2004 decreased $108,503 (5%) over sales for the comparable period of the prior year as offshore competition continues to erode the market. Cost of goods sold for the three months ended January 31, 2004 decreased $40,607 (3%) as compared to the three months ended January 31, 2003 primarily as a result of decreased sales. However, for the three months ended January 31, 2004, gross profit decreased 2% over the same period of the prior year as a result of increased payroll expense for shop personnel, the implementation of a commission incentive for the sales staff combined with the need to charge reduced prices in order to remain competitive in the current market.

Sales for the six months ended January 31, 2004 decreased $2,666 over sales for the comparable period of the prior year. Cost of goods sold increased $79,428 (2%) for the six months ended January 31, 2004 primarily as a result of increases in commission expense and shop labor costs as discussed above. Accordingly, gross profit decreased 2% for the six-month period ended January 31, 2004.

Operating (selling, general and administrative) expenses increased $17,590 for the three months ended January 31, 2004 as compared to the second quarter ended January 31, 2003 primarily as a result of increases in administrative payroll and related expenditures. Operating expenses when expressed as a percentage of sales increased 2% for the three months ended January 31, 2004 as compared to the three months ended January 31, 2003 as a result of these factors and decreased sales volume.

Operating (selling, general and administrative) expenses increased $48,299 for the six months ended January 31, 2004 as compared to the same period of the prior year primarily as a result of increases in salary and other employee related expenditures. Operating expenses when expressed as a percentage of sales was approximately 18% for the six months ended January 31, 2004 as compared to 17% for the six months ended January 31, 2003.

The Company did not charge its operations with any research and development costs during the six months ended January 31, 2004. Interest and investment income decreased from $61,710 for the six months ended January 31, 2003 to $55,543 for the six months ended January 31, 2004 due to lower interest rates and fluctuating market values of certain investments (U.S. Treasury securities).

Net income for the three months ended January 31, 2004 was $113,445 as compared to $148,880 for the three months ended January 31, 2003 as a result of factors previously discussed herein. Net income for the six months ended January 31, 2004 was $248,410 as compared to $355,261 for the six months ended January 31, 2003. Basic earnings per share were .43 and .55 in 2004 and 2003 respectively.

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

During fiscal 2004, 2003, 2002, and 2001, the Company redeemed a total of 1,558 shares from 35 persons, 608 shares from 29 persons, 1,600 shares from 68 persons and 729 shares from 22 persons, respectively, pursuant to the Company's program to repurchase odd lots. In June 2003, the Company also repurchased a total of 691 shares held by a director and the Company's former chief executive officer at a purchase price of $12.00 per share.

Item 3.  Controls and Procedures

         The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's disclosure controls and procedures or in other factors that could significantly affect the disclosure controls subsequent to the date the Company completed its evaluation. Therefore, no corrective actions were taken.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings:         None

Item 2.  Changes in Securities:     None

Item 3.  Defaults Upon Senior Securities:   None

Item 4.  Submission of Matters to a Vote of Security Holders:  None

Item 5.  Other Information:         None

Item 6.  Exhibits and Reports on Form 8-K:

         (a)      Exhibits

         3        Certificate of Incorporation and Amendments
                   thereto. (1)
         3(A)     By-Laws. (1)
         3(B)     February 1992 Certificate of Amendment to
                  Certificate of Incorporation (2)
         10       Lease Agreement dated January 17, 1996 by and
                  between RKW Holding Ltd. and the Registrant (3)
         11       Earnings per share.  See Financial Statements and Notes
                  thereto.
         31.1     Certification of Chief Executive Officer and Chief Financial
                  Officer Pursuant to Rule 13a-14(a) under the Securities
                  Exchange Act of 1934,as adopted pursuant to Section 302 of the
                  Sarbanes-Oxley Act of 2002 (5)
         32.1     Certification of Chief Executive Officer and Chief Financial
                  Officer pursuant to 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (5)
         99       1998 Incentive and Non-Statutory Stock Option Plan (4)

---------
(1) Exhibits 3 and 3(A) are incorporated by reference from Registration No. 2-85110 which were filed in a Registration Statement on Form S-18.
(2) Incorporated by reference to Form 10-K for the fiscal year ended July 31, 1992.
(3) Incorporated by reference to Form 10-K for the fiscal year ended July 31, 1996.
(4) Incorporated by reference to Form 10-K for the fiscal year ended July 31, 1999.
(5)  Filed herewith.

     (b) During the quarter ended January 31, 2004, no report on Form 8-K was filed or required to be filed.

     (c)

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  TNR TECHNICAL, INC.
                                    --------------------------------------------
                                                     (Registrant)
Dated: March 13, 2004
                                    By:  /s/ Wayne Thaw
                                         ---------------------------------------
                                         Wayne thaw, President, Chief Executive
                                         Executive Officer and Chief Financial
                                         Officer