Form 10-Q
period 2004-04-30
TNR TECHNICAL INC
filed 2004-06-14
CIK 723615

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended April 30, 2004

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ________ to ________

Commission File Number:  0-13011
--------------------------------

                               TNR TECHNICAL, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          New York                                                   11-2565202
--------------------------------------------------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

301 Central Park Drive
Sanford, Florida                                                       32771
----------------------------------------                               -----
(Address of principal executive offices)                             (Zip  Code)

Registrant's telephone number,
including area code:(407) 321-3011
                    --------------

                                      None
         (Former name, former address and former fiscal year if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes x. No ___.
                                    ---

266,263 Common Shares, $.02 par value were issued and outstanding at April 30, 2004.
--------------------------------------------------------------------------------

                               TNR TECHNICAL, INC.

                                      INDEX

                                                                      Page
                                                                     Number
                                                                     ------

PART 1.           FINANCIAL INFORMATION

     Item 1.      Financial Statements

                  Balance Sheets
                    April 30, 2004 (Unaudited)
                      and July 31, 2003                                 3

                  Statements of Operations
                   Three months and Nine months ended
                     April 30, 2004 and
                     April 30, 2003 (Unaudited)                         4

                  Statements of Cash Flows
                      Nine months ended April 30, 2004  and
                      April 30, 2003 (Unaudited)                        5

                  Notes to Financial Statements (Unaudited)             6

     Item 2.      Management's Discussion and Analysis of
                    Financial Condition and Results of Operations      7-9

     Item 3.      Controls and Procedures                              10

PART II.          OTHER INFORMATION                                    10

                               TNR TECHNICAL, INC.

                                 BALANCE SHEETS

                                     ASSETS

                                                                                                      APRIL 30, 2004
                                                                                  JULY 31, 2003        (UNAUDITED)
                                                                                ------------------  ----------------
Current assets:
      Cash and cash equivalents                                                 $       833,901              443,372
      Investments                                                                     1,990,059            2,629,151
      Accounts receivable - trade, less allowance for doubtful
         accounts of $16,871 and $17,279                                                739,281              715,584
      Inventories                                                                     1,284,797            1,182,505
      Prepaid expenses and other current assets                                          26,600               36,686
      Income taxes receivable                                                                --               84,458
      Deferred income taxes                                                              49,000               48,000
                                                                                ---------------     ----------------

                   Total current assets                                               4,923,638            5,139,756

      Property and equipment, at cost, net of accumulated
         depreciation and amortization                                                  153,398              161,097

      Deposits                                                                           16,191               16,191
                                                                                ---------------     ----------------

                   Total assets                                                 $     5,093,227            5,317,044
                                                                                ===============     ================

    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                                          $       132,163              107,741
      Accrued expenses                                                                  193,151              196,673
      Income taxes payable                                                               58,026                   --
                                                                                ---------------     ----------------

                   Total current liabilities                                            383,340              304,414
                                                                                ---------------     ----------------

Shareholders' equity:
      Common stock - $0.02 par value, authorized 500,000
         shares; issued 313,581 shares                                                    6,272                6,272
      Additional paid-in capital                                                      2,698,261            2,698,261
      Retained earnings                                                               2,249,465            2,577,633
      Treasury stock - 45,660 and 47,318 shares                                        (244,111)            (269,536)
                                                                                ---------------     ----------------

                   Total shareholders' equity                                         4,709,887            5,012,630
                                                                                ---------------     ----------------

                                                                                $     5,093,227            5,317,044
                                                                                ===============     ================


See accompanying notes to financial statements.

                               TNR TECHNICAL, INC.

                            STATEMENTS OF OPERATIONS


                                                                THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                                     APRIL 30,                                 APRIL 30,
                                                             2004                 2003                 2004                 2003
                                                          (UNAUDITED)          (UNAUDITED)          (UNAUDITED)          (UNAUDITED)
                                                       -----------------    -----------------    -----------------    --------------

Revenue:
     Net sales                                         $       2,044,975            2,003,275            6,047,076         6,002,710
                                                       -----------------    -----------------    -----------------    --------------

Cost and expenses:
     Cost of goods sold                                        1,493,313            1,362,495            4,410,763         4,200,517
     Selling, general and administrative                         396,201              332,623            1,126,152         1,014,275
                                                       -----------------    -----------------    -----------------    --------------

                                                               1,889,514            1,695,118            5,536,915         5,214,792
                                                       -----------------    -----------------    -----------------    --------------

               Operating income                                  155,461              308,157              510,161           787,918

Non-operating revenue:
     Interest income                                                 164               14,460                  873            43,923
     Investment income (loss)                                    (25,700)              11,298               29,134            43,545
                                                       -----------------    -----------------    -----------------    --------------

               Income before income taxes                        129,925              333,915              540,168           875,386

Provision for income taxes                                        50,167              131,000              212,000           317,210
                                                       -----------------    -----------------    -----------------    --------------

               Net income                              $          79,758              202,915              328,168           558,176
                                                       =================    =================    =================    ==============

Basic earnings per share                               $            0.30                 0.76                 1.23              2.08
                                                       =================    =================    =================    ==============

Diluted earnings per share                             $            0.27                 0.71                 1.10              1.95
                                                       =================    =================    =================    ==============

Weighted average number of shares
    outstanding - basic                                          266,313              268,735              266,615           268,972
                                                       =================    =================    =================    ==============

Weighted average number of shares
     outstanding - diluted                                       297,886              285,553              298,188           285,790
                                                       =================    =================    =================    ==============



See accompanying notes to financial statements.

                               TNR TECHNICAL, INC.

                            STATEMENTS OF CASH FLOWS

                                                                                       NINE MONTHS ENDED
                                                                                           APRIL 30,
                                                                                   2004                  2003
                                                                                (UNAUDITED)            (UNAUDITED)
                                                                             -----------------       ----------------
Cash flows from operating activities:
     Net income                                                              $         328,168                558,176
     Adjustments to reconcile net income to net cash
        provided by operating activities:
           Depreciation and amortization                                                32,251                 28,990
           Deferred income taxes                                                         1,000                 (9,000)
           Net investment income                                                       (29,134)               (43,545)
           Changes in operating assets and liabilities:
               Accounts receivable                                                      23,697               (155,539)
               Deposits                                                                     --                     --
               Inventories                                                             102,292               (373,707)
               Prepaid expenses and other assets                                       (10,086)                  (650)
               Accounts payable and accrued expenses                                   (20,900)                55,602
               Income taxes receivable/payable                                        (142,484)               146,668
                                                                             -----------------      -----------------

                          Net cash provided by operating activities                    284,804                206,995
                                                                             -----------------      -----------------

Cash flows from investing activities:
     Purchase of treasury stock                                                        (25,425)                (5,384)
     Purchase of property and equipment                                                (39,950)               (32,037)
     Purchase of investments and accrued interest                                     (609,958)              (183,663)
                                                                             -----------------      -----------------

                          Net cash used in investing activities                       (675,333)              (221,084)
                                                                             -----------------      -----------------

Decrease in cash and cash equivalents                                                 (390,529)               (14,089)

Cash and cash equivalents - beginning of period                                        833,901                854,729
                                                                             -----------------      -----------------

Cash and cash equivalents - end of period                                    $         443,372                840,640
                                                                             =================      =================



See accompanying notes to financial statements.

                               TNR TECHNICAL, INC.

Notes to Financial Statements

(1)      PRESENTATION OF UNAUDITED FINANCIAL STATEMENTS

         The unaudited financial statements have been prepared in accordance with rules of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. The information furnished, in the opinion of management, reflects all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of April 30, 2004, and results of operations and cash flows for the three and nine month periods ended April 30, 2004 and 2003. The results of operations are not necessarily indicative of results which may be expected for any other interim period, or for the year as a whole.

(2)      SALES TO MAJOR CUSTOMERS

         During the nine months ended April 30, 2004 and 2003, no customer accounted for more than 10% of total revenue.

(3)      INVENTORIES

         Inventories consist of the following:


                                                                  July 31, 2003          April 30, 2004
                                                                  -------------          --------------
                                                                                           (UNAUDITED)

                   Finished goods                                 $   1,246,254               1,147,030
                   Purchased parts and materials                         38,543                  35,475
                                                                  -------------          --------------

                                                                  $   1,284,797               1,182,505
                                                                  =============          ==============

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

Liquidity and Capital Resources

Working capital amounted to $4,835,342 at April 30, 2004 as compared to $4,540,298 at July 31, 2003. Cash and investments amounted to $3,072,523 at April 30, 2004 as compared to $2,823,960 at July 31, 2003. As more fully described in the statement of cash flows included in the Company's financial statements elsewhere herein, net cash provided by operating activities for the nine months ended April 30, 2004 was $284,804.

During the nine months ended April 30, 2004, cash flow from operating activities was provided primarily by the Company's net income of $328,168 and decreases of inventory amounting to $102,292, partially offset by income tax payments. Increased sales activity during the third quarter resulted in slightly increased accounts receivable balances ($23,697). Changes in accounts payable ($20,900) are primarily related to the timing of vendor payouts. Net cash was used in investing activities to purchase treasury securities ($609,958), equipment ($39,950) and treasury stock ($25,425).

During the nine months ended April 30, 2003, increases in accounts receivable balances ($155,539) were a result of increased sales during that period. Increases in accounts payable ($106,478) resulting from increased levels of inventory ($373,707) were offset by reductions in accrued expenses ($50,876) primarily resulting from decreases in payroll related accruals. Increases in income taxes payable ($146,668) were related to year-end tax obligations and estimated tax payments. Increases in net investment income ($43,545) were the result of anticipated returns on investments. In addition, net cash was used in investing activities to purchase equipment, treasury stock, and treasury bills.

The Company's short term and long term liquidity needs have been satisfied from internal sources including cash from operations and amounts available from the Company's working capital. During the balance of fiscal 2004 and on a long-term basis, Management expects this trend to continue. There are no material commitments for capital expenditures or any long-term credit arrangements as of April 30, 2004.

Results of Operations

Sales for the three months ended April 30, 2004 increased $41,700 (2%) over sales for the comparable period of the prior year. Cost of goods sold for the three months ended April 30, 2004 increased $130,818 (9.6%) as compared to the three months ended April 30, 2003 primarily as a result of increased commission expense combined with increased product costs. Accordingly, gross margin as a percentage of sales fell from 32% for the three months ended April 30, 2003 to 27% for the three months ended April 30, 2004.

Sales for the nine months ended April 30, 2004 increased $44,366 over sales for the comparable period of the prior year. Cost of goods sold increased $210,246 (5%) for the nine months ended April 30, 2004 primarily as a result of increases in commission expense as discussed above. Accordingly, gross profit decreased 3% for the nine-month period ended April 30, 2004.

Operating (selling, general and administrative) expenses increased $63,578 for the three months ended April 30, 2004 as compared to the third quarter ended April 30, 2003 primarily as a result of increases in administrative payroll and related expenditures ($36,000), as well as increases in general insurance expense ($9,800), advertising ($5,700), rent ($2,000), and merchant fees ($2,500). Operating expenses when expressed as a percentage of sales increased approximately 2.5% for the three months ended April 30, 2004 as compared to the three months ended April 30, 2003 as a result of these factors.

Operating (selling, general and administrative) expenses increased $111,877 for the nine months ended April 30, 2004 as compared to the same period of the prior year primarily as a result of increases in salary and other employee related expenditures ($85,000) as well as increases in general insurance expense ($6,000), advertising ($12,500), rent ($4,000), and merchant fees ($6,000).
Operating expenses when expressed as a percentage of sales was approximately 19% for the nine months ended April 30, 2004 as compared to 17% for the comparable period of the prior year.

The Company did not charge its operations with any research and development costs during the nine months ended April 30, 2004. Interest and investment income decreased from $87,468 for the nine months ended April 30, 2003 to $30,007 for the nine months ended April 30, 2004 due to lower interest rates and fluctuating market values of certain investments (U.S. Treasury securities).

Net income for the three months ended April 30, 2004 was $79,758 as compared to $202,915 for the three months ended April 30, 2003 as a result of factors previously discussed herein. Net income for the nine months ended April 30, 2004 was $328,168 as compared to $558,176 for the nine months ended April 30, 2003. Basic earnings per share were $1.23 and $2.08 in 2004 and 2003 respectively.

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

During the first nine months of fiscal 2004 and for the years ended July 31, 2003, 2002, and 2001, the Company redeemed a total of 1,658 shares from 36 persons, 608 shares from 29 persons, 1,600 shares from 68 persons and 729 shares from 22 persons, respectively, pursuant to the Company's program to repurchase odd lots. In June 2003, the Company also repurchased a total of 691 shares held by a director and the Company's former chief executive officer at a purchase price of $12.00 per share. The following table illustrates the stock repurchases in the first three quarters of 2004:

------------------------------ -------------- ----------------- ----------------- ----------------- -----------------
         2003 - 2004               QTR 1           QTR 2             QTR 3             QTR 4             TOTAL
------------------------------ -------------- ----------------- ----------------- ----------------- -----------------
# SHARES REPURCHASED               1,330            228               100                                1,658
------------------------------ -------------- ----------------- ----------------- ----------------- -----------------
# SHAREHOLDERS                      28               7                 1                                   36
------------------------------ -------------- ----------------- ----------------- ----------------- -----------------
AVG SHARE PRICE                   $15.09           $16.16             $17                                $15.33
------------------------------ -------------- ----------------- ----------------- ----------------- -----------------

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings:                 None

Item 2. Changes in Securities; Use of Proceeds and Issuer Repurchases of Equity Securities:

         (a) Not applicable.

         (b) Not applicable.

         (c) None.

         (d) Not applicable.

         (e) TNR's Stock Repurchase Plan of odd lots began in December 1995 as described under "Management's Discussion and Analysis of Financial Condition and Results of Operations." There is no announced expiration date of this Stock Repurchase Plan. The following table provides information as to the number of shares repurchased by TNR in the third quarter of 2004, the average price paid per share and the historical number of shares repurchased under the Plan as of the last day of each of the months shown in the table below. Also shown as of the last day of each month in the last column to the right is the number of odd lot shares that may be repurchased under the Plan. ISSUER PURCHASES OF EQUITY SECURITIES - THIRD QUARTER 2004

-------------------- --------------------- ---------------------- ------------------------- --------------------------
    PERIOD           (A) TOTAL NUMBER      (B) AVERAGE PRICE      (C) TOTAL NUMBER OF       (D) MAXIMUM NUMBER
                         OF SHARES             PAID PER SHARE         SHARES (OR UNITS)         (OR APPROXIMATE
                         (OR UNITS)            (OR UNIT)              PURCHASED AS PART         DOLLAR VALUE) OF
                         PURCHASED                                    OF PUBLICLY               SHARES (OR UNITS) THAT
                                                                      ANNOUNCED PLANS           MAY YET BE
                                                                      OR PROGRAMS               PURCHASED UNDER THE
                                                                                                PLANS OR PROGRAMS
-------------------- --------------------- ---------------------- ------------------------- --------------------------
Feb. 1 - 29,
2004                         -0-                    -0-                     -0-                    11,498 shs.
-------------------- --------------------- ---------------------- ------------------------- --------------------------
March 1-31,
2004                         100                  $17.00                    100                    11,398 shs.
-------------------- --------------------- ---------------------- ------------------------- --------------------------
April 1-30,
2004                         -0-                    -0-                     -0-                    11,398 shs.
-------------------- --------------------- ---------------------- ------------------------- --------------------------
Total                        100                  $17.00                    100                    11,398 shs.
-------------------- --------------------- ---------------------- ------------------------- --------------------------


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

         (b) During the quarter ended April 30, 2004, no report on Form 8-K was filed or required to be filed.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           TNR TECHNICAL, INC.
                                 -------------------------------------
                                             (Registrant)
Dated: June 10, 2004
                                 By:   /s/ Wayne Thaw
                                      -----------------------------------
                                      Wayne thaw, President, Chief Executive
                                      Executive Officer and Chief Financial
                                      Officer