Form 10-K
period 2004-07-31
TNR TECHNICAL INC
filed 2004-10-14
CIK 723615

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

  {X}           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
               THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                     For the fiscal year ended July 31, 2004
                     ---------------------------------------
                                       OR
  { }       TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

Commission File Number:  0-13011

                              TNR TECHNICAL, INC.
             (Exact name of Registrant as specified in its charter)

         New York                                          11-2565202
(State of jurisdiction of                                (I.R.S. Employer
 incorporation or organization)                      Identification Number)

301 Central Park Drive
Sanford, Florida                                                32771
--------------------------------                             ------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number,
including area code:                                         (407) 321-3011
                                                             --------------

Securities registered pursuant to Section 12(b) of the Act:

                                      None
                     ---------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.02 Par Value
                     ---------------------------------------
                                (Title of Class)

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

      As of September 30, 2004, the number of shares held by non-affiliates was approximately 131,000 shares. The approximate market value based on the last sale (i.e. $15.60 per share) of the Company's Common Stock as of the latest trade date of August 27, 2004 held by non-affiliates was approximately $2,043,600. The number of shares outstanding of the issuer's Common Stock as of September 30, 2004 was 266,200.

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

      The Company is an authorized distributor of nickel-cadmium, Ni-MH, alkaline, lithium and sealed lead acid batteries manufactured by Saft America, Power-Sonic Battery, Varta Battery, Enersys, Duracell, Renata, GP Direct, Eveready Battery, Kan Industrial and Sanyo Energy. As an authorized distributor, the Company purchases cells, assembles them into battery packs and maintains inventory for resale. The Company sells its battery cells and/or battery packs to the original equipment manufacturers and wholesalers without geographical limitation and on a non-exclusive basis. The Company also designs and manufactures battery packs to customers' specifications. The Company's batteries have applications in mobility, instrumentation, laptops, surveying equipment, radio control, alarms, U.P.S., door locks, and emergency lighting as well as other various consumer products.

      Sales under industrial and distribution programs accounted for substantially all of the Company's total revenues during the Company's past three fiscal years and no one customer accounted for 10% or more of the Company's total revenues during these years. At July 31, 2004 and 2003, the Company had no significant backlog.

Competition

      There are numerous companies producing and marketing batteries that compete with those sold by the Company, including larger companies, battery manufacturers and companies with a wider range of products and greater financial and technical resources than the Company. Smaller start-up companies are also entering the industry that purchase directly from offshore battery manufacturers and distributors, selling into the marketplace via web-based type operations. It should be noted that the Company's products and proposed products are technological in nature and that modern technology often progresses rapidly. Accordingly, the Company's present and proposed products are subject to the risk of obsolescence because of technological innovation by competitors.

Employees

      At September 30, 2004, the Company leases from a non-affiliated party its staff which includes 24 persons. Such staff includes eight salespersons (including two executive officers), three accounting and administrative staff, three warehouse and shipping clerks and 10 production workers. For a fee which is paid by the Company, the leasing company provides the payroll, 401(k) plan, worker's compensation insurance and health insurance. The Company's agreement with the leasing company can be terminated on short notice at any time by the Company.

Item 2. Properties

      The Company's principal executive office, sales, distribution and assembly facility is located at 301 Central Park Drive, Sanford, Florida 32771. These facilities, which consist of approximately 8,000 square feet of space, are leased from RKW Holdings Ltd., a Florida Limited Partnership, controlled by Wayne Thaw, an executive officer and director of the Company. The Florida lease provides for a term of ten years with a current monthly rent of $7,878 (including sales taxes) with annual increases of five percent over the preceding year's base rent. The Company is also responsible for the payment of all insurance, property, and other taxes related to the leased facilities. Property taxes estimated at $750 per month, inclusive of sales taxes, are accrued on a monthly basis.

      The Company also leases from Grove Investment Company, a non-affiliated company, a sales, distribution and assembly facility at 3400 W. Warner, Suites K, L and M, Santa Ana, CA 92704. These facilities consist of 6,480 square feet of space. The California lease commenced on July 1, 2000 and expires on June 30, 2006. The Company currently pays a base rent of $5,340 per month, which is subject to increase for its share of the landlord's increased operating expenses. The Company owns production equipment consisting primarily of welding, soldering, testing, pneumatic and material handling equipment, and inspection equipment which has been sufficient for its needs to date.

Item 3. Legal Proceedings

      There are no material legal proceedings to which the Company is a party.

Item 4. Submission of Matters to a Vote of Security Holders.

      No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2004.

                                     PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

      Principal Market and Stock Prices.

      The Company's Common Stock may be quoted in the over-the-counter market. The high and low sales prices of the Common Stock are shown below for the Company's last two fiscal years ended July 31, 2004.



Fiscal 2004                                     High             Low
-----------                                     ----             ---
First Quarter                                $ 17.00           $ 14.20
Second Quarter                                 20.00             15.10
Third Quarter                                  18.50             15.00
Fourth Quarter                                 17.00             15.00

Fiscal 2003
-----------
First Quarter                                $ 11.00           $  8.50
Second Quarter                                 13.50              9.05
Third Quarter                                  12.00              9.50
Fourth Quarter                                 17.00             11.50

      The closing last sale of the Company's Common Stock on July 23, 2004 was $15.25, which was the last date that the Company's stock traded before its fiscal year ended July 31, 2004. The foregoing quotations represent approximately inter-dealers prices, without retail markup, markdown or commission and do not represent actual transactions. Such quotations should not be viewed as necessarily indicative of the price that could have been obtained on that date for a substantial number of securities due to the limited market and trading volume for the Company's securities.

      The approximate number of holders of record of the Company's Common Stock, as of September 30, 2004 was approximately 575 as supplied by the Company's transfer agent, American Stock Transfer Company, 59 Maiden Lane, New York, NY 10038.

      No cash dividends have been paid by the Company on its Common Stock in the past. In the future, regular or special dividends may be paid by the Company at the sole discretion of the Company's Board of Directors; however, there can be no assurances given that any regular or special dividends will be declared and paid by the Company.

Stock Repurchases - Fourth Quarter 2004

      TNR's Stock Repurchase Plan of odd lots began in December 1995 as described under "Management's Discussion and Analysis of Financial Condition and Results of Operations." There is no announced expiration date of this Stock Repurchase Plan. The following table provides information as to the number of shares repurchased by TNR in the fourth quarter of 2004, the average price paid per share and the historical number of shares repurchased under the Plan as of the last day of each of the months shown in the table below. Also shown as of the last day of each month in the last column to the right is the number of odd lot shares estimated by Management that may be repurchased under the Plan.

Issuer Purchases of Equity Securities - Fourth Quarter 2004

------------------------ ----------------- ---------------------- ------------------------- --------------------------
                            (A) TOTAL      (B) AVERAGE PRICE       (C) TOTAL NUMBER OF       (D) MAXIMUM NUMBER (OR
                          NUMBER OF SHARES  PAID PER SHARE (OR       SHARES (OR UNITS)         APPROXIMATE DOLLAR
                            (OR UNITS)             UNIT)            PURCHASED AS PART OF      VALUE) OF SHARES (OR
                            PURCHASED                                PUBLICLY ANNOUNCED      UNITS) THAT MAY YET BE
                                                                     PLANS OR PROGRAMS         PURCHASED UNDER THE
                                                                                                PLANS OR PROGRAMS
------------------------ ----------------- ---------------------- ------------------------- --------------------------
May 1, 2004                     55                $17.00                     55                    11,443 shs.
------------------------ ----------------- ---------------------- ------------------------- --------------------------
June -30, 2004                 -0-                  -0-                     -0-                    11,443 shs.
------------------------ ----------------- ---------------------- ------------------------- --------------------------
July 31, 2004                  -0-                  -0-                     -0-                    11,443 shs.
------------------------ ----------------- ---------------------- ------------------------- --------------------------
Total                           55                $17.00                     55                    11,443 shs.
------------------------ ----------------- ---------------------- ------------------------- --------------------------

Recent Sales of Unregistered Securities

During the three years ended July 31, 2004, the Company had sales of unregistered securities as follows:

-------------- ------------ ----------- ----------------------------- --------------- --------------------------------
                                        CONSIDERATION RECEIVED AND
                                        DESCRIPTION OF UNDERWRITING
                                        OR OTHER DISCOUNTS TO         EXEMPTION       IF OPTION, WARRANT OR
                                        MARKET PRICE OR CONVERTIBLE   FROM            CONVERTIBLE SECURITY,
DATE OF SALE   TITLE OF     NUMBER      SECURITY, AFFORDED TO         REGISTRATION    TERMS OF EXERCISE OR
               SECURITY     SOLD        PURCHASERS                    CLAIMED         CONVERSION
-------------- ------------ ----------- ----------------------------- --------------- --------------------------------
4/26/02        Common       10,000      Options exercised at $3.25    Section 4(2)    Non-Statutory Stock Options
               Stock                    per share; no underwriting                    granted to a director in
                                        compensation paid                             December 1996. These options were
                                                                                      fully vested, exercisable at
                                                                                      $3.25 per share and would have
                                                                                      expired in December 2006.
-------------- ------------ ----------- ----------------------------- --------------- --------------------------------
4/26/02        Common       2,000       Options exercised at $5.00    Section 4(2)    Non-Statutory Stock Options
               Stock                    per share; no underwriting                    granted to a director in
                                        compensation paid                             December 1998. These options were
                                                                                      fully vested, exercisable at
                                                                                      $5.00 per share and would have
                                                                                      expired in December 2008.
-------------- ------------ ----------- ----------------------------- --------------- --------------------------------
12/3/01        Common       23,000      Option granted under 1992     Section 4(2)    Non-Statutory Stock Options
               Stock                    Stock Option Plan; no cash                    granted to a director in
                                        received                                      December 2001. These options
                                                                                      were fully vested, exercisable
                                                                                      at $6.80 per share and will
                                                                                      expire on December 3, 2011.
-------------- ------------ ----------- ----------------------------- --------------- --------------------------------

Item 6.                      SELECTED FINANCIAL DATA
-------

      The following selected financial data has been derived from the Company's financial statements which have been examined by independent certified public accountants. Such financial statements should be read in conjunction with the following financial data.

STATEMENT OF OPERATIONS SUMMARY:

============================ ================== ================== ================== ========================= ====================

                             Year Ended         Year Ended         Year Ended         Year Ended                Year Ended
                             July 31, 2004      July 31, 2003      July 31, 2002      July 31, 2001             July 31, 2000
                             -------------      -------------      -------------      --------------            -------------
---------------------------- ------------------ ------------------ ------------------ ------------------------- --------------------
Net sales                     $ 7,996,613        $ 8,178,802        $7,908,632         $8,030,850                  $ 8,014,576
---------------------------- ------------------ ------------------ ------------------ ------------------------- --------------------

Net income                        454,202            584,930           559,448            522,121                     440,010
---------------------------- ------------------ ------------------ ------------------ ------------------------- --------------------
Basic earnings per
share                                1.70               2.18              2.15               2.02                      1.69
---------------------------- ------------------ ------------------ ------------------ ------------------------- --------------------
Cash dividends                        -0-                -0-               -0-                -0-                       -0-
============================ ================== ================== ================== ========================= ====================

BALANCE SHEET DATA:

============================ ================== ================== ================== ======================== =====================

                             July 31, 2004      July 31, 2003      July 31, 2002      July 31, 2001            July 31, 2000
                             -------------      -------------      -------------      -------------            -------------
---------------------------- ------------------ ------------------ ------------------ ------------------------ ---------------------
Working capital               $ 4,999,652        $4,540,298         $4,009,499         3,363,650                  $ 2,890,360
---------------------------- ------------------ ------------------ ------------------ ------------------------ ---------------------

Total Assets                    5,457,584         5,093,227          4,491,653         4,011,867                     3,663,315
---------------------------- ------------------ ------------------ ------------------ ------------------------ ---------------------
Long-term debt (including
capital leases)                       -0-               -0-                -0-               -0-                           -0-
---------------------------- ------------------ ------------------ ------------------ ------------------------ ---------------------
Total Shareholders' equity      5,137,729         4,709,887          4,140,158         3,535,985                     3,018,886
---------------------------- ------------------ ------------------ ------------------ ------------------------ ---------------------

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

Liquidity and Capital Resources

      Working capital amounted to $4,999,652 at July 31, 2004 as compared to $4,540,298 at July 31, 2003. Cash and investments amounted to $3,319,346 at July 31, 2004 as compared to cash and investments of $2,823,960 at July 31, 2003. As more fully described in the "Statement of Cash flows" included in the Company's financial statements elsewhere herein, net cash provided by operating activities for the fiscal years ended July 31, 2004, July 31, 2003, and July 31, 2002, were $516,756, $269,561, and $632,820 respectively.

      During fiscal 2004, cash was provided by operating activities primarily due to the Company's net income of $454,202. Reduced sales resulted in decreases in accounts receivable ($81,863). A concerted effort was made by management to reduce the level of inventory on hand ($157,654) in response to reduced sales. Accounts payable and accrued expenses decreased primarily as a result of reduced inventory levels. The decrease in income tax payables and the subsequent increase in income tax receivables result from the payment of tax obligations and estimated tax payments. Cash was used in investing activities to purchase equipment and fixed income investments and in financing activities to purchase treasury stock.

      During fiscal 2003, cash was provided by operating activities primarily due to the Company's net income of $584,930. Increases in accounts receivable resulted from increased sales. Inventory levels increased in response to longer lead times from vendors and in anticipation of a short supply of certain items with military applications. Decreases in accounts payable and accrued expenses are primarily the result of decreased bonus accruals. Increases in income taxes payable are related to estimated tax obligations. Cash was used in investing activities to purchase equipment and fixed income investments. Cash was also used in financing activities to purchase treasury stock.

      During fiscal 2002, cash was provided by operating activities primarily due to the Company's net income of $559,448. Other changes in cash were related to reductions in accounts payable and accrued expenses primarily to satisfy obligations associated with the Company's computer hardware and software upgrades in late fiscal 2001 and to a reduction in overall inventory levels. The reduction in inventory levels was a result of longer vendor lead times. Accounts receivable was reduced as a result of increased credit card sales and increasingly efficient credit collection. Income taxes payable/receivable was decreased resulting from the payment of tax obligations and estimated tax payments. During fiscal 2002, cash was used in investing activities to purchase property and equipment. During fiscal 2002, changes in cash resulting from financing activities were associated with the purchase of treasury stock and the issuance of common stock subsequent to an exercise of stock options by the former chief executive officer.

      During the past three years, the Company's liquidity needs have been satisfied from internal sources including cash from operations and amounts available from the Company's working capital. During fiscal 2005, Management expects this trend to continue. There are no material commitments for capital expenditures or any long-term credit arrangements as of July 31, 2004.

Recent Trends

      Competition in wholesale distribution of batteries is increasing as offshore manufacturers, and subsequently U.S. manufacturers, sell directly to customers competing with distributors for the same market. Despite increased competition, new battery companies are entering the market offering lower prices, and selling directly to the end-user via web-based operations. This, combined with the expansion of local battery franchises in cities throughout the USA has increased the level of competition in the battery market.

Results of Operations

      Net sales for fiscal 2004 fell 2.2% or $182,189 as compared to fiscal 2003 as more of our customers move to the offshore market. Net sales for fiscal 2003 rose 3.4%, or $270,170 as compared to fiscal 2002. Net sales for fiscal 2002 fell one and a half percent, or $122,218, as compared to fiscal 2001. Decreased sales in 2002 were a result of increased competition and a general slowing of the economy, which showed a modest recovery in 2003 that is reflected in the increase in net sales for that period. During the past three years, no customer accounted for more than 10% of revenues.

      The Company's gross margin decreased less than one percent to 27.7% as compared to 27.8% for fiscal 2003, up from 26.9% in fiscal 2002. Accordingly, gross profit decreased $61,605 to $2,211,838 in fiscal 2004 as compared to $2,273,443 in fiscal 2003.

      Operating (selling, general and administrative) expenses increased $79,678 to $1,507,757 from fiscal 2003 mainly as a result of net salary increases ($60,442) and overall employee related expenses ($29,075). In addition, there was a net decrease in general non-salary related expenses ($9,839). Operating expenses increased $82,833 in fiscal 2003 from $1,345,246 in fiscal 2002 mainly as a result of net salary increases ($34,894) and an increase in overall employee related expenses ($23,163). In addition, there were increases in depreciation expense ($17,538) and general non-salary expenses ($4,179).

      During the past three years, the Company did not charge its operations with any research and development costs. Decreases in interest income of $1,338 and in investment gains of $48,113 were a result of the continued low in interest rates.

      Net income for fiscal 2004 was $454,202 as compared to $584,930 for fiscal 2003 and $559,448 for fiscal 2002. Basic earnings per share for fiscal 2004, fiscal 2003, and fiscal 2002 were $1.70, $2.18, and $2.15 respectively.

Purchase of Treasury Stock

      Management of TNR Technical, Inc. has received a number of comments from its odd lot stockholders regarding the costs associated with any sale of their odd lots. Further, management would like to reduce the Company's expense of maintaining mailings to odd lot holders. Accordingly, TNR will from time-to-time privately purchase from odd lot holders of its common stock, such odd lots (i.e. 99 shares or less) from its stockholders of record on December 15, 1995. The purchase price to be paid will be based upon the closing asked price on the NASD electronic bulletin board of the Company's Common Stock for the preceding trading day. Stockholders will not be permitted to break up their stockholdings into odd lots and stockholders or their legal representatives must affirm to TNR that the odd lot shares submitted for payment represent the stockholder's entire holdings and that such holdings do not exceed 99 shares. (This offer shall be open to all odd lot beneficial holders even those held in street or nominee name so long as the proper representations can be obtained satisfactory to TNR that the shares are odd lot shares, were owned by the beneficial stockholder as of December 15, 1995 and represent such stockholder's entire holdings of TNR). This offer will not be valid in those states or jurisdictions where such offer or sale would be unlawful.

      During fiscal 2004, 2003, 2002, and 2001, the Company redeemed a total of 1,713 shares from 37 persons, 608 shares from 29 persons, 1,600 shares from 68 persons and 729 shares from 22 persons, respectively, pursuant to the Company's program to repurchase odd lots. In June 2003, the Company also repurchased a total of 691 shares held by a director and the Company's former chief executive officer at a purchase price of $12.00 per share.

---------------------------------------------------- ------------ ------------ ----------- ---------- ----------------
                    2003 - 2004                         QTR 1        QTR 2       QTR 3       QTR 4          YTD
---------------------------------------------------- ------------ ------------ ----------- ---------- ----------------
# SHARES REPURCHASED                                    1,330         228         100         55           1,713
---------------------------------------------------- ------------ ------------ ----------- ---------- ----------------
# SHAREHOLDERS                                           28            7           1           1            37
---------------------------------------------------- ------------ ------------ ----------- ---------- ----------------
AVG. SHARE PRICE                                       $15.09       $16.16        $17         $17         $15.39
---------------------------------------------------- ------------ ------------ ----------- ---------- ----------------

Item 7(a). Quantitative and Qualitative Disclosures about Market Risk.

      The Company is not exposed to financial market risks from changes in foreign currency exchange rates or changes in interest rates. The Company does not use derivative financial instruments.

Item 8. Financial Statements and Supplementary Data.

      The information required by Item 8, and an index thereto, appears at pages F-1 through F-19 (inclusive) of this Report, which pages follow Item 9(b).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

Item 9(a) Controls and Procedures

      The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's disclosure controls and procedures or in other factors that could significantly affect the disclosure controls and procedures subsequent to the date the Company completed its evaluation. Therefore, no corrective actions were taken.

Item 9(b) Other Information

      None.

                                                            FINANCIAL STATEMENTS

                                                             TNR TECHNICAL, INC.

                                                          JULY 31, 2004 AND 2003

                               TNR TECHNICAL, INC.

                              FINANCIAL STATEMENTS

                             JULY 31, 2004 AND 2003


                   (WITH INDEPENDENT AUDITORS' REPORT THEREON)

                               TNR TECHNICAL, INC.

                          INDEX TO FINANCIAL STATEMENTS


Independent Auditors' Report...........................................................................F-1

Financial Statements:

        Balance Sheets - July 31, 2004 and 2003........................................................F-2

        Statements of Operations - Three years ended July 31, 2004.....................................F-4

        Statements of Shareholders' Equity - Three years ended July 31, 2004...........................F-5

        Statements of Cash Flows - Three years ended July 31, 2004.....................................F-6

Notes to Financial Statements..........................................................................F-8

                          TSCHOPP, WHITCOMB & ORR, P.A.
                     2600 MAITLAND CENTER PARKWAY, SUITE 330
                               MAITLAND, FL 32751


                          INDEPENDENT AUDITORS' REPORT



The Shareholders and Board of Directors
TNR Technical, Inc.:


We have audited the accompanying balance sheets of TNR Technical, Inc. as of July 31, 2004 and 2003, and the related statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended
July 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TNR Technical, Inc. as of July 31, 2004 and 2003 and the results of its operations and its cash flows for the three years then ended in conformity with accounting principles generally accepted in the United States of America.


/S/  TSCHOPP, WHITCOMB & ORR, P.A.



September 10, 2004
Maitland, Florida

                               TNR TECHNICAL, INC.

                                 BALANCE SHEETS

                             July 31, 2004 and 2003


                                                      ASSETS

                                                                                          2004                  2003
                                                                                   -------------------   -------------------
Current assets:
     Cash and cash equivalents                                                             $  710,636               833,901
      Investments (note 4)                                                                  2,608,710             1,990,059
     Accounts receivable - trade, less allowance for doubtful
         accounts of $19,652 in 2004 and $16,871 in 2003                                      649,018               739,281
     Inventories (note 2)                                                                   1,127,143             1,284,797
     Income taxes receivable (note 6)                                                          70,258                    --
     Prepaid expenses and other current assets                                                 32,742                26,600
     Deferred income taxes (note 6)                                                           102,000                49,000
                                                                                   -------------------   -------------------

               Total current assets                                                         5,300,507             4,923,638

Property and equipment, at cost, net of accumulated
   depreciation and amortization (note 3)                                                     140,886               153,398

Other assets:
     Deposits                                                                                  16,191                16,191
                                                                                   -------------------   -------------------

                                                                                           $5,457,584             5,093,227
                                                                                   ===================   ===================


See accompanying notes to financial statements.

                               TNR TECHNICAL, INC.

                                 BALANCE SHEETS

                             July 31, 2004 and 2003


                                            LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                             2004                2003
                                                                                    ------------------     ------------------
Current liabilities:
     Accounts payable                                                                      $   124,280               132,163
     Accrued expenses                                                                          176,575               193,151
     Income taxes payable (note 6)                                                                  --                58,026
                                                                                    -------------------    ------------------

               Total current liabilities                                                       300,855               383,340

Deferred tax liability (note 6)                                                                 19,000                    --
                                                                                    -------------------    ------------------

               Total liabilities                                                               319,855               383,340
                                                                                    -------------------    ------------------

Commitment (note 7)

Shareholders' equity:
     Common stock - $.02 par value, authorized 500,000
        shares; issued and outstanding 313,581
        shares in 2004 and 2003 (note 5)                                                         6,272                 6,272
     Additional paid-in capital                                                              2,698,261             2,698,261
     Retained earnings                                                                       2,703,667             2,249,465
                                                                                    -------------------    ------------------

                                                                                             5,408,200             4,953,998
     Less cost of treasury stock 47,373 and 45,660
        shares in 2004 and 2003, respectively                                                 (270,471)             (244,111)
                                                                                    -------------------    ------------------

               Total shareholders' equity                                                    5,137,729             4,709,887
                                                                                    -------------------    ------------------

                                                                                           $ 5,457,584             5,093,227
                                                                                    ===================    ==================


See accompanying notes to financial statements.

                               TNR TECHNICAL, INC.

                            STATEMENTS OF OPERATIONS

                    Years ended July 31, 2004, 2003 and 2002


                                                                      2004                    2003                    2002
                                                                ------------------      ------------------     -------------------
Revenues:
     Net sales (note 9)                                               $ 7,996,613               8,178,802               7,908,632
                                                                ------------------      ------------------     -------------------

Cost and expenses:
     Cost of goods sold                                                 5,784,775               5,905,359               5,775,174
     Selling, general and administrative (note 10)                      1,507,757               1,428,079               1,345,246
                                                                ------------------      ------------------     -------------------

                                                                        7,292,532               7,333,438               7,120,420
                                                                ------------------      ------------------     -------------------

               Operating income                                           704,081                 845,364                 788,212

Non-operating revenue (expense):
     Interest income                                                        1,338                  12,738                  56,357
     Investment gains, net (note 4)                                        48,113                  68,096                  61,769
     Other, net (note 11)                                                 (10,330)                 (8,058)                 (7,044)
                                                                ------------------      ------------------     -------------------

               Income before income taxes                                 743,202                 918,140                 899,294

Income tax expense (note 6)                                               289,000                 333,210                 339,846
                                                                ------------------      ------------------     -------------------

               Net income                                             $   454,202                 584,930                 559,448
                                                                ==================      ==================     ===================

Basic earnings per share                                                   $ 1.70                    2.18                    2.15
                                                                ==================      ==================     ===================

Diluted earnings per share                                                 $ 1.52                    1.97                    1.99
                                                                ==================      ==================     ===================

Weighted average number of shares - Basic                                 266,552                 268,745                 260,727
                                                                ==================      ==================     ===================

Weighted average number of shares - Diluted                               299,389                 296,212                 281,349
                                                                ==================      ==================     ===================


See accompanying notes to financial statements.

                               TNR TECHNICAL, INC.

                       STATEMENTS OF SHAREHOLDERS' EQUITY

                    Years ended July 31, 2004, 2003 and 2002


                                                                           ADDITIONAL
                                             COMMON STOCK                    PAID-IN            RETAINED            TREASURY
                                      SHARES              AMOUNT             CAPITAL            EARNINGS             STOCK
                                 -----------------   -----------------   ----------------   -----------------   -----------------
Balances, July 31, 2001                   301,581             $ 6,032          2,640,001           1,105,087            (215,135)

Net income                                     --                  --                 --             559,448                  --

Purchase of Company
   stock                                       --                  --                 --                  --             (13,775)

Issuance of common
   stock upon exercise
   of related options                      12,000                 240             58,260                  --                  --
                                 -----------------   -----------------   ----------------   -----------------   -----------------

Balances, July 31, 2002                   313,581               6,272          2,698,261           1,664,535            (228,910)

Net income                                     --                  --                 --             584,930                  --

Purchase of Company
   stock                                       --                  --                 --                  --             (15,201)
                                 -----------------   -----------------   ----------------   -----------------   -----------------

Balances, July 31, 2003                   313,581               6,272          2,698,261           2,249,465            (244,111)

Net income                                     --                  --                 --             454,202                  --

Purchase of Company
   stock                                       --                  --                 --                  --             (26,360)
                                 -----------------   -----------------   ----------------   -----------------   -----------------

Balances, July 31, 2004                   313,581             $ 6,272          2,698,261           2,703,667            (270,471)
                                 =================   =================   ================   =================   =================


See accompanying notes to financial statements.

                               TNR TECHNICAL, INC.

                            STATEMENTS OF CASH FLOWS

                    Years ended July 31, 2004, 2003 and 2002


                                                                                2004               2003                2002
                                                                          -----------------  -----------------   -----------------
Cash flows from operating activities:
   Net income                                                                    $ 454,202            584,930             559,448
   Adjustments to reconcile net income to net cash
      provided by operations:
         Deferred income taxes                                                     (34,000)            (3,000)              4,000
         Depreciation and amortization                                              45,305             57,790              40,252
         Provision for doubtful accounts                                             8,400              8,400               8,400
         Investment gains, net                                                     (48,113)           (68,096)            (61,769)
         Loss on disposition of fixed assets                                        10,330              8,058               7,044
         Changes in operating assets and liabilities:
           Accounts receivable                                                      81,863           (170,631)             69,901
           Inventories                                                             157,654           (192,245)            158,521
           Prepaid expenses and other assets                                        (6,142)            (9,756)             (5,590)
           Accounts payable and accrued expenses                                   (24,459)           (26,181)            (87,515)
           Deposits                                                                     --               (734)                 --
           Income taxes receivable/payable                                        (128,284)            81,026             (59,872)
                                                                          -----------------  -----------------   -----------------

             Net cash provided by operating activities                             516,756            269,561             632,820
                                                                          -----------------  -----------------   -----------------

Cash flows from investing activities:
     Purchase of property and equipment                                            (43,123)          (104,044)             (5,620)
     Purchase of investments and accrued interest                                 (570,538)          (171,144)         (1,689,050)
                                                                          -----------------  -----------------   -----------------

             Net cash used in investing activities                                (613,661)          (275,188)         (1,694,670)
                                                                          -----------------  -----------------   -----------------


See accompanying notes to financial statements.

                               TNR TECHNICAL, INC.

                            STATEMENTS OF CASH FLOWS

                    Years ended July 31, 2004, 2003 and 2002


                                                                                2004               2003                2002
                                                                          -----------------  -----------------   -----------------
Cash flows from financing activities:
         Purchase of treasury stock                                              $ (26,360)           (15,201)            (13,775)
         Issuance of common stock                                                       --                 --              58,500
                                                                          -----------------  -----------------   -----------------

             Net cash provided by (used in) financing activities                   (26,360)           (15,201)             44,725
                                                                          -----------------  -----------------   -----------------

             Decrease in cash and cash equivalents                                (123,265)           (20,828)         (1,017,125)

Cash and cash equivalents - beginning of year                                      833,901            854,729           1,871,854
                                                                          -----------------  -----------------   -----------------

Cash and cash equivalents - end of year                                          $ 710,636            833,901             854,729
                                                                          =================  =================   =================

Supplemental disclosures of cash flow information:
         Cash paid during the year for interest                                  $      --                 --                  --
                                                                          =================  =================   =================

         Cash paid during the year for income taxes                              $ 452,258            255,184             387,000
                                                                          =================  =================   =================


See accompanying notes to financial statements.

                               TNR TECHNICAL, INC.

                          NOTES TO FINANCIAL STATEMENTS

                             July 31, 2004 and 2003

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (A)   NATURE OF OPERATIONS

            TNR Technical, Inc. (TNR or the Company) designs, assembles and markets batteries and multi-cell battery packs to a wide variety of industrial markets. The Company is a distributor for a number of major U.S. battery manufacturers and markets its products nationally.

      (B)   ACCOUNTS RECEIVABLE

            Accounts receivable are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectible amounts using the reserve method based on its assessment of the current status of the individual receivables and after using reasonable collection efforts. As of July 31, 2004, the balance of the reserve recorded for uncollectible amounts amounted to approximately $20,000.

      (C)   INVESTMENTS

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

      (D)   INVENTORIES

            Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.


                                                                     (Continued)

                               TNR TECHNICAL, INC.

                          NOTES TO FINANCIAL STATEMENTS

                             July 31, 2004 and 2003

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

      (E)   PROPERTY AND EQUIPMENT

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

      (F)   RESEARCH AND DEVELOPMENT COSTS

            Research and development costs are charged against income in the year incurred.

      (G)   REVENUE RECOGNITION

            The Company, consistent with the practice of most entities operating in the battery distribution business, recognizes revenue upon shipment of battery products from its warehouse facilities. The Company's customers take title to the products at the time of shipment and bear the cost of freight. There is no continuing performance obligation by the Company subsequent to shipment of product. The costs incurred by the Company for shipping and handling are reported as an expense.

      (H)   ADVERTISING COSTS

            Advertising expenditures relating to product distribution and marketing efforts consisting primarily of product presentation material, catalog preparation, printing and postage expenses are expensed as incurred.

      (I)   USE OF ESTIMATES

            Management of the Company has made certain estimates and assumptions relating to the reporting of assets and liabilities and disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.


                                                                     (Continued)

                               TNR TECHNICAL, INC.

                          NOTES TO FINANCIAL STATEMENTS

                             July 31, 2004 and 2003

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

      (J) FINANCIAL INSTRUMENTS FAIR VALUE, CONCENTRATION OF BUSINESS AND CREDIT RISKS

            The carrying amount reported in the balance sheet approximates fair value for cash, investments, accounts receivable, accounts payable and accrued expenses. Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade accounts receivable which amount to approximately $650,000. The Company performs periodic credit evaluations of its trade customers and generally does not require collateral. The Company maintains its cash balances at certain financial institutions in which balances are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company's uninsured balances amount to approximately $466,000 and $526,000 at July 31, 2004 and 2003, respectively.

      (K)   STOCK-BASED COMPENSATION

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

      (L)   INCOME TAXES

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

                               TNR TECHNICAL, INC.

                          NOTES TO FINANCIAL STATEMENTS

                             July 31, 2004 and 2003

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

      (M)   CASH FLOWS

            For purposes of cash flows, the Company considers all highly liquid investments with an initial maturity of three months or less to be cash equivalents.

      (N)   EARNINGS PER COMMON SHARE

            Basic earnings per common share have been computed based upon the weighted average number of common shares outstanding during the years presented. Common stock equivalents resulting from the issuance of the stock options are included in the calculation of diluted earnings per share information.

      (O)   RECLASSIFICATIONS

            Certain amounts from 2003 and 2002 have been reclassified to conform with the 2004 presentation.

(2)   INVENTORIES

      Inventories consist of the following:

                                                                                        2004                  2003
                                                                                        ----                  ----
              Finished goods                                                         $1,093,329             1,246,254

              Work-in-process                                                            33,814                38,543
                                                                                     ----------             ---------

                                                                                     $1,127,143             1,284,797
                                                                                     ==========             =========

(3)      PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                                                        2004                  2003
                                                                                        ----                  ----
              Machinery and equipment                                                $  275,840               295,044
              Leasehold improvements                                                     25,748                26,948
                                                                                     ----------             ---------

                                                                                        301,588               321,992
              Less accumulated depreciation and amortization                            160,702               168,594
                                                                                     ----------             ---------

                                                                                     $  140,886               153,398
                                                                                     ==========             =========

                               TNR TECHNICAL, INC.

                          NOTES TO FINANCIAL STATEMENTS

                             July 31, 2004 and 2003

(4)   INVESTMENTS

      Investments held by the Company are classified as trading securities and consist of certain government and corporate fixed income securities.

      Unrealized gains and losses associated with trading securities are included in earnings on a current basis. The Company determines cost on the specific identification basis. The following table summarizes the Company's investments at July 31, 2004.

                                                              Fair                                   Unrealized
                                                             Value                Cost             Gains (Losses)
                                                        -----------------    ----------------    --------------------
    U.S. Government notes                                     $2,387,370           2,394,278               (6,908)
    Corporate fixed income bonds                                 182,570             175,000                7,570
    Accrued interest                                              38,770              38,770                   --
                                                        -----------------    ----------------    --------------------

                                                              $2,608,710           2,608,048                  662
                                                        =================    ================    ====================

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


                                                                     (Continued)

                               TNR TECHNICAL, INC.

                          NOTES TO FINANCIAL STATEMENTS

                             July 31, 2004 and 2003

(5)   STOCK OPTION PLANS -CONTINUED

      The 1998 Incentive and Non-Qualified Stock Option Plan, (the "1998 Plan"), was approved by the Board of Directors effective December 15, 1998 subject to stockholder approval within 12 months. The 1998 Plan covers 30,000 shares of Common Stock, subject to adjustment of shares under the anti-dilution provisions of the 1998 Plan. The 1998 Plan authorizes the issuance of the options covered thereby as either "Incentive Stock Options" within the meaning of the Internal Revenue Code of 1986, as amended, or as "Non-Statutory Stock Options." Persons eligible to receive options under the 1998 Plan include employees, directors, officers, consultants or advisors, provided that bona fide services shall be rendered by consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital raising transaction; however, only employees (who may also be officers and/or directors) are eligible to receive an Incentive Stock Option. The 1998 Plan also provides that no options may be granted after December 15, 2008. At July 31, 2004 no stock options have been granted under this plan.

      Options granted and issued by the Company consist of the following:

                                                                NUMBER                  WEIGHTED AVERAGE PRICE
                                                                ------                  ----------------------
     Balance outstanding, July 31, 1997                              30,000                     $ 3.25
                 Options granted                                         --                         --
                 Options expired                                         --                         --
                                                          -------------------       ---------------------------------

     Balance outstanding, July 31, 1998                              30,000                       3.25
                 Options granted                                      7,000                       5.00
                 Options expired                                         --                         --
                                                          -------------------       ---------------------------------

     Balance outstanding, July 31, 1999                              37,000                       3.58
                 Options granted                                         --                         --
                 Options expired                                         --                         --
                                                          -------------------       ---------------------------------

     Balance outstanding, July 31, 2000                              37,000                       3.58
                 Options granted                                         --                         --
                 Options expired                                         --                         --
                                                          -------------------       ---------------------------------

     Balance outstanding, July 31, 2001                              37,000                       3.58
                 Options granted                                     23,000                       6.80
                 Options exercised                                  (12,000)                      3.54
                                                          -------------------       ---------------------------------

     Balance outstanding, July 31, 2002                              48,000                       5.13


                                                                     (Continued)

                               TNR TECHNICAL, INC.

                          NOTES TO FINANCIAL STATEMENTS

                             July 31, 2004 and 2003


(5)   STOCK OPTION PLANS - CONTINUED

                                                               NUMBER                  WEIGHTED AVERAGE PRICE
                                                               ------                  ----------------------
      Balance outstanding, July 31, 2002                            48,000                       5.13

                  Options granted                                       --                         --
                  Options exercised                                     --                         --
                                                         -------------------       ---------------------------------

      Balance outstanding, July 31, 2003                            48,000                       5.13

                  Options granted                                       --                         --
                  Options exercised                                     --                         --
                                                         -------------------       ---------------------------------

      Balance outstanding, July 31, 2004                            48,000                     $ 5.13
                                                         ===================       =================================

      Information relating to options at July 31, 2004, summarized by exercise price, is as follows:

                        OUTSTANDING AND EXERCISABLE                                      WEIGHTED AVERAGE
                        ---------------------------                                      ----------------
               EXERCISE PRICE              EQUIVALENT SHARES                      EXERCISE PRICE             YEAR
               --------------              -----------------                      --------------             ----
                    $ 3.25                           20,000                            3.25                  3.5
                      5.00                            5,000                            5.00                  5.5
                      6.80                           23,000                            6.80                  8.3
                                                     ------
                                                     48,000                            5.13                  6.0
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


                                                                     (Continued)

                               TNR TECHNICAL, INC.

                          NOTES TO FINANCIAL STATEMENTS

                             July 31, 2004 and 2003


(5)   STOCK OPTION PLANS - CONTINUED

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

      Accordingly, management has not presented the pro forma effects of the application of SFAS No. 123 herein with respect to net earnings and earnings per share for the years ended July 31, 2004, 2003 and 2002.

(6)   INCOME TAXES

      The income tax provision for the years ended July 31, 2004, 2003 and 2002 consists of the following:

                                                                2004                  2003                 2002
                                                                ----                  ----                 ----
          Current:
               Federal                                          $240,000               270,000                273,500
               State                                              55,000                66,210                 62,346
                                                                --------               -------                -------

                                                                 295,000               336,210                335,846
                                                                --------               -------                -------



          Deferred:
               Federal                                            (5,000)              (2,000)                 3,500
               State                                              (1,000)              (1,000)                   500
                                                                --------               -------                -------

                                                                  (6,000)              (3,000)                 4,000
                                                                --------               -------                -------

                   Total                                        $289,000              333,210                339,846
                                                                ========              =======                =======


                                                                     (Continued)

                               TNR TECHNICAL, INC.

                          NOTES TO FINANCIAL STATEMENTS

                             July 31, 2004 and 2003


(6)   INCOME TAXES - CONTINUED

      Income tax expense attributable to income before income tax differed from the amount computed by applying the U.S. Federal income tax rate of 34% to income from operations before income taxes as a result of the following:

                                                                         2004                 2003                  2002
                                                                         ----                 ----                  ----
      Computed "expected" tax expense                                 $253,000              312,000               305,000
      Increase (reduction) in income tax expense
          resulting from:
             State income taxes, net of federal
                income tax benefit                                      37,000               44,000                47,000
             Overaccrual of income tax
                liability in prior year                                     --              (22,790)               (9,500)
             Adjustment to deferred tax assets to
                reflect current effective tax rates
                and other                                               (1,000)                  --                (2,654)
                                                                      --------              -------               -------

                                                                      $289,000              333,210               339,846
                                                                      ========              =======               =======

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at July 31, 2004 and 2003 are presented below:

                                                                                             2004                   2003
                                                                                             ----                   ----
      Deferred tax assets:
         Inventories, principally due to additional costs
           inventoried for tax purposes                                                    $ 48,000                  43,000
         Accounts receivable, due to allowance for
           uncollectible accounts                                                             7,000                   6,000
         Investments, due to exclusion of unrealized losses
           for tax purposes                                                                  47,000                      --
                                                                                           --------                --------

                                                                                            102,000                  49,000
      Less valuation allowance                                                                   --                      --
                                                                                           --------                --------

                                                                                            102,000                  49,000
                                                                                           --------                --------

      Deferred tax liabilities:
         Property and equipment, due to additional
           depreciation for tax purposes                                                    (19,000)                     --
                                                                                           --------                --------

               Net deferred tax assets                                                     $ 83,000                $ 49,000
                                                                                           ========                ========


                                                                     (Continued)

                               TNR TECHNICAL, INC.

                          NOTES TO FINANCIAL STATEMENTS

                             July 31, 2004 and 2003


(6)   INCOME TAXES - CONTINUED

      Deferred taxes are presented in the accompanying balance sheets as:

                                                                                      2004                   2003
                                                                                      ----                   ----
           Current deferred tax assets                                              $102,000                  49,000
           Noncurrent deferred tax liability                                         (19,000)                     --
                                                                                    --------                  ------

                                                                                    $ 83,000                  49,000
                                                                                    ========                  ======

      In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. Management considers the projected future taxable income and tax planning strategies in making this assessment. The Company believes that future earnings in addition to the amount of the taxable differences which will reverse in future periods, will be sufficient to offset recorded deferred tax assets and, accordingly, a valuation allowance is not considered necessary at July 31, 2004 and 2003.

(7)   LEASE COMMITMENTS

      The Company leases its Florida office, warehouse and distribution facilities from a partnership controlled by an executive officer, shareholder and director of TNR. The lease agreement provides payment of real estate taxes and insurance and extends for a term of ten years. The Company also leases warehouse and distribution facilities in California from an unrelated party under a three-year operating lease agreement. Future minimum rental payments associated with these operating lease obligations are indicated below:

                                     YEAR ENDING JULY 31,
                                     --------------------
                                             2005                                           159,565
                                             2006                                           143,220


                                                                     (Continued)

                               TNR TECHNICAL, INC.

                          NOTES TO FINANCIAL STATEMENTS

                             July 31, 2004 and 2003


(7)   LEASE COMMITMENTS - CONTINUED

      Total lease and rental expense amounted to $161,420, $155,290, and $145,206 in 2004, 2003, and 2002, respectively. In 2004, 2003 and 2002 lease expense associated with related parties amounted approximately to $91,000, $89,000 and $86,000, respectively.

(8)   RETIREMENT PLAN

      The Company participates in a qualified retirement plan (Plan) with a salary deferral feature designed to qualify under Section 401 of the Internal Revenue Code. Employees of the Company are eligible to participate in the Plan if they meet certain minimum age and period of credited service requirements. The Plan allows participants to defer up to 25% of their compensation on a pre-tax basis subject to certain maximum amounts. The Plan allows the Company to make matching contributions not to exceed 6% of the eligible participant compensation. In 2004, 2003 and 2002, the Company made matching contributions of $34,608, $20,838 and $13,172, respectively.

(9)   SALES TO MAJOR CUSTOMERS

      During the years ended July 31, 2004, 2003 and 2002 no customer accounted for more than 10% of total revenues.

(10)  SUPPLEMENTARY INFORMATION

                                                                        2004                    2003                  2002
                                                                        ----                    ----                  ----
      Advertising costs                                                $17,590                $10,157                24,722
      Provision for doubtful accounts                                    8,400                  8,400                 8,400

      The provision for doubtful accounts and advertising costs are included in selling, general and administrative costs in the accompanying statements of operations.

(11)  NON-OPERATING REVENUE (EXPENSE)

      Other non-operating revenue (expense), net, for the years ended July 31, 2004, 2003 and 2002, is comprised of the following:

                                                                      2004               2003              2002
                                                                      ----               ----              ----
      Loss on disposition of fixed assets                            $ (10,330)           (8,058)             (7,044)
                                                                  --------------     -------------    ----------------
                                                                     $ (10,330)           (8,058)             (7,044)
                                                                  ==============     =============    ================

                               TNR TECHNICAL, INC.

                          NOTES TO FINANCIAL STATEMENTS

                             July 31, 2004 and 2003


(12)  SELECTED FINANCIAL DATA (UNAUDITED)

      The following is a summary of the quarterly results of operations for the years ended July 31, 2004 and 2003, respectively:

                                           QUARTER ENDED   QUARTER ENDED    QUARTER ENDED     QUARTER ENDED     YEAR ENDED
                                            OCTOBER 31,     JANUARY 31,       APRIL 30,         JULY 31,         JULY 31,
                                            -----------     -----------       ---------         --------         --------
                        2004
                        ----

      Net revenues                         $ 2,108,438       1,893,663         2,044,975        1,949,537        7,996,613
      Net income from operations               199,969         154,731           155,461          190,389          700,550
      Basic earnings per share                    0.51            0.43              0.30             0.45             1.69
      Weighted-average number of
         shares issued and outstanding         267,003         266,461           266,313          266,221          266,552

                        2003
                        ----

      Net revenues                         $ 1,997,269       2,002,166         2,003,275        2,176,092        8,178,802
      Net income from operations               239,544         240,217           308,157           57,446          845,364
      Basic earnings per share                    0.77            0.55              0.76             0.10             2.18
      Weighted-average number of
         shares issued and outstanding         269,221         268,961           268,735          268,171          268,745

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

      The names, ages and principal occupations of the Company's present directors, and the date on which their term of office commenced and expires, are listed below.

                                                          Term               First
                                                           of                Became              Principal
      Name                                Age            Office             Director            Occupation
      ----                                ---            ------             --------            ----------
      Wayne Thaw                           47             (1)                 1983            Chairman of the
                                                                                              Board, Chief
                                                                                              Executive Officer
                                                                                              President

      Jerrold Lazarus                      72             (1)                 1987            Retired

      Norman L. Thaw                       71             (1)                 1979            President of
                                                                                              Stride Rite
                                                                                              Stables, Inc.,
                                                                                              Private Investor

      Kathie Thaw                          49             (1)                 1996            Vice-President

      Mitchell Thaw                        48             (1)                 1998            Co-Manager -
                                                                                               Hedge Fund

      Patrick Hoscoe                       41             (1)                 1998            Vice President
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

      Kathie Thaw has been Vice-President and a director of the Company since December 1996 and has served as a consultant to the President over the past eight years. Since December 2000, she has also served as Secretary and Treasurer of the Company.

      Mitchell Thaw has been director of the Company since December 1998. Mr. Thaw is currently a co-manager of a hedge fund. From November 2000 until September 2001, he was Executive Vice President of KBC Securities, an international securities firm. From May 2000 to October 2000, he acted as a professional trader for his own account. From April 1999 through May 2000, Mr. Thaw served as a Director of Institutional Options at Schroder & Co., Inc. From 1988 through April 1998, Mr. Thaw was an executive for UBS Securities. Between April 1998 and March 1999, Mr. Thaw was not associated with any firms.

      Patrick Hoscoe has been Vice President and a director of the Company since 1998. Mr. Hoscoe also serves as Operations Manager of the Company's West Coast operations. Mr. Hoscoe has 25 years experience in the battery industry and worked for House of Batteries for the five years prior to joining the Company in 1997.

      Family Relationships

      Norman L. Thaw is the father of Wayne Thaw and Mitchell Thaw. Wayne Thaw and Kathie Thaw are married.

      Compliance with Section 16(a) of the Securities Exchange Act of 1934

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Officers, directors and greater than ten percent stockholders are required by the Commission's regulations to furnish the Company with copies of all Section 16(a) forms they file. During fiscal 2004, no officers, directors or greater than 10% stockholders filed any forms late, other than Wayne Thaw who filed a Form 4 late in July 2004.

      Lack of Committees

      The Company has no standing audit, nominating and compensation committees of the Board of Directors or committees performing similar functions. The Company does not currently have an Audit Committee of its Board of Directors or independent directors to form an Audit Committee. However, it is the Company's intention to elect two independent directors at its 2005 Annual Meeting of Stockholders currently scheduled for January 10, 2005 and to promptly form an Audit Committee composed of these two newly elected directors. Two qualified persons have been interviewed and have given the Board of Directors of the Company preliminary indications of their willingness to serve on the Board and its Audit Committee, subject to there being officers and directors liability insurance. One of such candidates is believed to be a "Financial Expert" within the meaning of Sarbanes-Oxley Act of 2002, as amended. An independent director is defined in Rule 4200(a)(14) of the NASD's Listing Standards to mean a person other than an officer or employee of the Company or its subsidiaries or any other individual having a relationship which, in the opinion of the Company's Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The following persons should not be considered independent:

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

      Code of Ethics

      Effective March 3, 2003, the Securities & Exchange Commission requires registrants like the Company to either adopt a code of ethics that applies to the Company's Chief Executive Officer and Chief Financial Officer or explain why the Company has not adopted such a code of ethics. For purposes of item 406 of Regulation S-K, the term "code of ethics" means written standards that are reasonably designed to deter wrongdoing and to promote:

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

      The Company has not adopted a Code of Ethics. The Board intends to adopt an appropriate Code of Ethics after the establishment of an Audit Committee.

Item 11. Executive Compensation.

      The following table provides a three-year summary compensation table with respect to the Company's Chief Executive Officer and any executive officers earning salaries and bonuses of $100,000 or more during fiscal 2004. During the past three fiscal years, the Company has not granted restricted stock awards or stock appreciation rights. In addition, the Company does not have a defined benefit or actuarial plan.

                           SUMMARY COMPENSATION TABLE

================ =========== =============== ============== =============== ========================================== =============
                                                                                     Long Term Compensation
                                                                            ------------------------------------------
                             Annual Compensation                                              Awards          Payouts
---------------- ----------- ---------------------------------------------- ----------------------------- ------------
           (a)       (b)            (c)             (d)            (e)             (f)           (g)            (h)          (i)

                                                                  Other                                                      All
     Name                                                        Annual      Restricted                                     Other
     And                                                         Compen-        Stock          Number        LTIP           Compen-
     Principal      Year                                         sation       Award(s)           of         Payout          Sation
     Position                   Salary ($)       Bonus ($)       ($)(1)          ($)           Options        ($)            ($)
---------------- ----------- --------------- -------------- --------------- -------------- -------------- ------------ -------------
Wayne Thaw,         2004       199,105           27,350        7,695 (2)          0               0             0              0
CEO,             ----------- --------------- -------------- --------------- -------------- -------------- ------------ -------------
President           2003       168,256            4,000            0              0               0             0              0
                 ----------- --------------- -------------- --------------- -------------- -------------- ------------ -------------
                    2002       125,008           54,164            0              0            23,000           0              0
---------------- ----------- --------------- -------------- --------------- -------------- -------------- ------------ -------------
Patrick             2004       104,540           26,520            0              0               0             0              0
Hoscoe,          ----------- --------------- -------------- --------------- -------------- -------------- ------------ -------------
Vice President      2003        89,835           30,000            0              0               0             0              0
                 ----------- --------------- -------------- --------------- -------------- -------------- ------------ -------------
                    2002        85,670           26,000            0              0               0             0              0
================ =========== =============== ============== =============== ============== ============== ============ =============

----------
(1) Does not include the value of a leased or company owned automobile provided to the CEO for business purposes.
(2)   For fiscal 2004, $7,695 was paid in lieu of vacation pay.

      The Company has no employment contracts with its executive officers. Wayne Thaw is currently receiving a bi-weekly salary of approximately $7,700 plus such increases and bonuses as determined by the Board of Directors. The Company also pays for the cost of gasoline, repairs and insurance related to an automobile purchased by the Company for Mr. Wayne Thaw's use. Patrick Hoscoe currently receives a bi-weekly salary of approximately $4,040 plus such increases as determined by the Company's Board of Directors.

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

      Stock Option Plans

      The 1992 Plan

            The 1992 Incentive and Non-Qualified Stock Option Plan, (the "1992 Plan"), was approved by the Board of Directors on November 17, 1992 and ratified by stockholders on January 29, 1993. The 1992 Plan covered 60,000 shares of Common Stock, subject to adjustment of shares under the anti-dilution provisions of the 1992 Plan. The 1992 Plan authorizes the issuance of the options covered thereby as either "Incentive Stock Options" within the meaning of the Internal Revenue Code of 1986, as amended, or as "Non-Statutory Stock Options." Persons eligible to receive options under the 1992 Plan included employees, directors, officers, consultants or advisors, provided that bona fide services shall be rendered by consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital raising transaction; however, only employees (who may also be officers and/or directors) were eligible to receive an Incentive Stock Option. The 1992 Plan also provided that no options may be granted after November 16, 2002. In December 1996, the Company granted ten year non-statutory options to purchase 30,000 shares at an exercise price of $3.25 per share to Wayne Thaw (10,000 shares), Jerrold Lazarus (10,000 shares) and Kathie Thaw (10,000 shares). In December 1998, the Company granted ten year non-statutory stock options to purchase 7,000 shares at an exercise price of $5.00 per share to Jerrold Lazarus (2,000 shares), Wayne Thaw (3,000 shares) and Patrick Hoscoe (2,000 shares). In December 2001, the Company granted Wayne Thaw 10-year Non-Statutory Stock Options to purchase 23,000 shares of the Company's Common Stock at an exercise price of $6.80 per share. In April 2002, Jerrold Lazarus exercised his options to purchase 12,000 shares. Accordingly, all 60,000 options have been granted under the 1992 Plan with 48,000 options remaining outstanding and 12,000 options have been exercised.

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

      The 1992 Plan also provided that the Board of directors shall determine the exercise price of the Common Stock under each option. The 1992 Plan also provided that: (i) the exercise price of Incentive Stock Options granted thereunder shall not be less than 100% (110% if the optionee owns 10% or more of the outstanding voting securities of the Company) of the fair market value of such shares on the date of grant, as determined by the Board or Committee, and
(ii) no option by its terms may be exercised more than ten years (five years in the case of an Incentive Stock Option, where the optionee owns 10% or more of the outstanding voting securities of the Company) after the date of grant. All Stock Options are non-transferable except by will or the laws of descent and distribution.

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

                               OPTION GRANTS TABLE

      The information provided in the table below provides information with respect to individual grants of stock options during fiscal 2004 of each of the executive officers named in the summary compensation table above. The Company did not grant any stock appreciation rights during 2004.

                        Option Grants in Last Fiscal Year

=============================================================================================== ====================================
                                                                                                              Potential
                              Individual Grants                                                          Realizable Value at
                                                                                                            Assumed Annual
                                                                                                  Rates of Stock Price Appreciation
                                                                                                         for Option Term (2)
----------------- ------------------- ------------------- ------------------- ----------------- ----------------- ------------------

         (a)             (b)                 (c)                 (d)                (e)               (f)                    (g)
                                             % of
                                            Total
                                           Options/
                                          Granted to
                       Options            Employees            Exercise           Expira-
                       Granted            in Fiscal             Price               tion             5% ($)                10% ($)
        Name             (#)               Year (1)             ($/Sh)              Date
----------------- ------------------- ------------------- ------------------- ----------------- ----------------- ------------------
Wayne Thaw                0                   0                   N/A                N/A               N/A                   N/A
----------------- ------------------- ------------------- ------------------- ----------------- ----------------- ------------------
Patrick Hoscoe            0                   0                   N/A                N/A               N/A                   N/A
================= =================== =================== =================== ================= ================= ==================

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

      AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES

      The information provided in the table below provides information with respect to each exercise of stock option during fiscal 2004 by each of the executive officers named in the summary compensation table and the fiscal year end value of unexercised options.

==================== ============== ============== ====================== ===========================
       (a)               (b)             (c)                (d)                      (e)

                                                                                   Value of
                                                         Number of               Unexercised
                                                        Unexercised              In-the-Money
                                                        Options at                 Options
                        Shares          Value           FY-End (#)               at Fy-End($)
                      Acquired on     Realized         Exercisable/              Exercisable/
      Name            Exercise (#)      ($)(1)          Unexercisable           Unexercisable(1)
-------------------- -------------- -------------- ---------------------- ---------------------------
Wayne Thaw (2)                 -0-            -0-               46,000/0          465,100/0
-------------------- -------------- -------------- ---------------------- ---------------------------
Patrick Hoscoe                 -0-            -0-                2,000/0           20,500/0
-------------------- -------------- -------------- ---------------------- ---------------------------

(1) The aggregate dollar values in column (c)?and (e) are calculated by determining the difference between the fair market value of the Common Stock underlying the options and the exercise price of the options at exercise or fiscal year end, respectively. In calculating the dollar value realized upon exercise, the value of any payment of the exercise price is not included. Fiscal year end value based upon a market price of $15.25 per share determined as of the close of business on July 23, 2004, the last trade before the end of our fiscal year on July 31, 2004.

(2)   Includes options to purchase 10,000 shares held by his wife, Kathie Thaw.

Report of the Board of Directors on Executive Compensation

      During fiscal 2004, the entire Board which consists of Norman Thaw, Jerrold Lazarus, Wayne Thaw, Kathie Thaw, Mitchell Thaw and Patrick Hoscoe, held primary responsibility for determining executive compensation levels. The goals of the Company's compensation program is to align compensation with business objectives and performance and to enable the Company to attract, retain and reward executive officers and other key employees who contribute to the long-term success of the Company. The Company has provided on a prospective basis annual incentive opportunity to several of its key employees sufficient to provide motivation to achieve specific operating goals. The foregoing report has been approved by all members of the board of directors.

                                                     Wayne Thaw -Chairman
                                                     Jerrold Lazarus
                                                     Norman Thaw
                                                     Kathie Thaw
                                                     Mitchell Thaw
                                                     Patrick Hoscoe

      Compensation Committee Interlocks and Insider Participation

      During fiscal 2004, Wayne Thaw, Kathie Thaw and Patrick Hoscoe, executive officers of the Company, were involved in determining executive officer compensation levels as members of the Board of Directors.

      Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

      As of September 30, 2004, the Company had outstanding approximately 266,200 shares of Common Stock. The only persons of record who presently hold or are known to own (or believed by the Company to own) beneficially more than 5% of the outstanding shares of such class of stock is listed below. The following table also sets forth certain information as to holdings of the Company's Common Stock of all officers and directors individually, and all officers and directors as a group. The shares shown in the table below for Norman Thaw and his sons, Wayne Thaw and Mitchell Thaw are not beneficially owned by each other and are listed separately.

         =========================== ====================================== ==================== ===================
         Title of Class                        Name and Address of              Number of           Approximate
                                               Beneficial Owner (1)             Shares              Percent
         --------------------------- -------------------------------------- -------------------- -------------------
         Common Stock                Wayne Thaw and Kathie Thaw (3)(6)             95,470             30.6
         --------------------------- -------------------------------------- -------------------- -------------------

         Common Stock                Norman L. Thaw (2)(6)                         55,228             20.7
         --------------------------- -------------------------------------- -------------------- -------------------

         Common Stock                Jerrold Lazarus                                  -0-              -0-
         --------------------------- -------------------------------------- -------------------- -------------------

         Common Stock                Patrick Hoscoe (4)                             2,000               .8
         --------------------------- -------------------------------------- -------------------- -------------------

         Common Stock                Mitchell A. Thaw (6)                          33,525             12.6
         --------------------------- -------------------------------------- -------------------- -------------------
         Common Stock                All Directors and                            186,223             59.3
                                     Officers as a group
                                     (six persons) (5)
         =========================== ====================================== ==================== ===================

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

(3) Includes options to purchase 36,000 shares granted to Wayne Thaw and options to purchase 10,000 shares granted to Kathie Thaw.

(4)   Consists of options to purchase 2,000 shares.

(5) Includes options to purchase 48,000 shares granted to officers and directors.

(6) Wayne Thaw and Kathie Thaw are married and their individual stock ownership which is in a family trust for their benefit is shown jointly. Norman Thaw is the father of Wayne Thaw and Mitchell A. Thaw.

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

      Item 13. Certain Relationships and Related Transactions.

      See Item 2 regarding the description of lease between the Company and a RKW Holding Ltd. ("RKW"), a Florida Limited Partnership, controlled by Wayne Thaw. In fiscal 2004, 2003, 2002, 2001 and 2000, $90,785, $88,462, $85,345,
$78,424, $74,690 and $71,133, respectively, were paid by the Company to RKW, which amount is expected to increase by approximately 5% for fiscal 2005. The foregoing amounts paid to RKW do not include insurance reimbursement of approximately $2,000 per year and property taxes paid of approximately $9,000 per year.

      In June 2003, the Company also repurchased a total of 691 shares held by Jerrold Lazarus, a director and the Company's former chief executive officer, at a purchase price of $12.00 per share.

      Item 14. Principal Accountant Fees and Services

      Audit Fees

      For the fiscal year ended July 31, 2004, the aggregate fees billed for professional services rendered by Parks, Tschopp, Whitcomb & Orr P.A. ("independent auditors") for the audit of the Company's annual financial statements and the reviews of its financial statements included in the Company's quarterly reports totaled approximately $17,000.

      Financial Information Systems Design and Implementation Fees

      For the fiscal year ended July 31, 2004, there were no fees billed for professional services by the Company's independent auditors rendered in connection with, directly or indirectly, operating or supervising the operation of its information system or managing its local area network.

      All Other Fees

      For the fiscal year ended July 31, 2004, there was approximately $4,000 in fees billed for tax and limited consulting services.

                                     PART IV

      Item 15. Exhibits and Financial Statement Schedules.

      (a)   Financial Statements and Financial Statement Schedules.

      A list of the Financial Statements and Financial Statement Schedules filed as a part of this Report is set forth in Item 8, and appears at Page F-1 of this Report, which list is incorporated herein by reference.

      (b)   Reports on Form 8-K.

      No reports on Form 8-K were filed or required to be filed during the quarter ended July 31, 2004.

      (c)   Exhibits

            3     Certificate of Incorporation and Amendments thereto. (1)

            3(A)  By-Laws. (1)

            3(B) February 1992 Certificate of Amendment to Certificate of Incorporation (2)

            10 Lease Agreement dated January 17, 1996 by and between RKW Holding Ltd. and the Registrant (3)

            11    Earnings per share. See Financial Statements

            31 Chief Executive Officer and Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certification (*)

            32 Chief Executive Officer and Chief Financial Officer Section 1350 Certification (*)

            99    1998 Incentive and Non-Statutory Stock Option Plan (4)

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

                                      TNR TECHNICAL, INC.

                                      By:/s/ Wayne Thaw
                                           Wayne Thaw, Chief Executive Officer

Dated:  Sanford, Florida
October 14, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures                            Title                            Date
----------                            -----                            ----

/s/ Norman L. Thaw                  Director                           October 14, 2004
----------------------
   Norman L. Thaw

/s/ Jerrold Lazarus                 Director                           October 14, 2004
-----------------------
    Jerrold Lazarus

/s/ Wayne Thaw                      Chairman of the                    October 14, 2004
---------------------               Board, Chief
     Wayne Thaw                     Executive Officer
                                    President,
                                    Chief Financial
                                    and Accounting
                                    Officer

/s/ Kathie Thaw                     Vice President,                    October 14, 2004
-----------------------             Treasurer,
 Kathie Thaw                        Secretary
                                    and Director

/s/ Mitchell Thaw                   Director                           October 14, 2004
----------------------
Mitchell Thaw

/s/ Patrick Hoscoe                  Vice President                     October 14, 2004
--------------------                and Director
Patrick Hoscoe

Norman Thaw, Kathie Thaw, Wayne Thaw, Mitchell Thaw, Patrick Hoscoe and Jerrold Lazarus represent all the members of the Board of Directors.