Form 10-Q/A
period 2004-01-31
TNR TECHNICAL INC
filed 2004-10-18
CIK 723615

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

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

Item 1.  Legal Proceedings:         None

Item 2.  Changes in Securities:     None

Item 3.  Defaults Upon Senior Securities:   None

Item 4.  Submission of Matters to a Vote of Security Holders:

         On December 12, 2003, the Registrant held its annual meeting of stockholders. At that time its existing six directors were re-elected for a period of one year and until their successors are elected and shall qualify. Jerrold Lazarus received 235,116 votes for and 3,904 shares against. Norman L. Thaw received 235,114 votes for and 3,906 against. Wayne Thaw received 235,078 votes for and 3,924 against. Patrick Hoscoe received 235,126 votes for and 3,894 against. Kathie Thaw and Mitchell Thaw each received 234,078 votes for and 4,942 against. The Registrant also approved an increase in the number of shares covered by the Registrant's 1998 Stock Option Plan to 60,000 shares by a vote of 157,602 shares in favor, 28,204 shares against, 100 shares abstained and 53,114 shares were unvoted.

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

                                                  TNR TECHNICAL, INC.
                                    --------------------------------------------
                                                     (Registrant)
Dated: October 15, 2004
                                    By:  /s/ Wayne Thaw
                                         ---------------------------------------
                                         Wayne Thaw, President, Chief Executive
                                         Executive Officer and Chief Financial
                                         Officer