Form 10-K/A
period 2004-07-31
TNR TECHNICAL INC
filed 2004-10-18
CIK 723615

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

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


                                                                     (Continued)

                               TNR TECHNICAL, INC.

                          NOTES TO FINANCIAL STATEMENTS

                             July 31, 2004 and 2003

(5)   STOCK OPTION PLANS -CONTINUED

      The 1998 Incentive and Non-Qualified Stock Option Plan, (the "1998 Plan"), was approved by the Board of Directors effective December 15, 1998 subject to stockholder approval within 12 months. The 1998 Plan, as amended by stockholders in December 2003, covers 60,000 shares of Common Stock, subject to adjustment of shares under the anti-dilution provisions of the 1998 Plan. The 1998 Plan authorizes the issuance of the options covered thereby as either "Incentive Stock Options" within the meaning of the Internal Revenue Code of 1986, as amended, or as "Non-Statutory Stock Options." Persons eligible to receive options under the 1998 Plan include employees, directors, officers, consultants or advisors, provided that bona fide services shall be rendered by consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital raising transaction; however, only employees (who may also be officers and/or directors) are eligible to receive an Incentive Stock Option. The 1998 Plan also provides that no options may be granted after December 15, 2008. At July 31, 2004 no stock options have been granted under this plan.

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

      The 1998 Plan

      The 1998 Incentive and Non-Qualified Stock Option Plan, (the "1998 Plan"), was approved by the Board of Directors effective December 15, 1998 subject to stockholder approval within 12 months. The 1998 Plan, as amended by stockholders in December 2003, covers 60,000 shares of Common Stock, subject to adjustment of shares under the anti-dilution provisions of the 1998 Plan. The 1998 Plan authorizes the issuance of the options covered thereby as either "Incentive Stock Options" within the meaning of the Internal Revenue Code of 1986, as amended, or as "Non-Statutory Stock Options." Persons eligible to receive options under the 1998 Plan includes employees, directors, officers, consultants or advisors, provided that bona fide services shall be rendered by consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital raising transaction; however, only employees (who may also be officers and/or directors) are eligible to receive an Incentive Stock Option. The 1998 Plan also provides that no options may be granted after December 15, 2008. Except for the foregoing, the 1998 Plan is identical to the 1992 Plan. As of the filing date of this Form 10-K, no options have been granted under the 1998 Plan.

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

      Equity Compensation Plan

      The following summary information relates to our Compensation Plans described in Item 11 pursuant to which we have granted options to purchase our Common Stock:

------------------------------- ------------------------------ ---------------------- --------------------------------
                                         (a)                          (b)                         (c)
------------------------------- ------------------------------ ---------------------- --------------------------------
Plan category                   Number of securities to        Weighted average       Number of securities
                                be issued upon exercise        exercise price of      remaining available for
                                of outstanding options         outstanding            future issuance under
                                                               options (1)            equity compensation plan
                                                                                      (excluding securities
                                                                                       reflected in column (a))
------------------------------- ------------------------------ ---------------------- --------------------------------
Equity compensation
Plan approved by
Security Holders                           48,000                       5.13                       60,000
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