Form 10-Q
period 2004-10-31
TNR TECHNICAL INC
filed 2004-12-14
CIK 723615

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

      [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

               For the quarter ended October 31, 2004

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

                                                         Yes  x .   No ___.
                                                             ---

266,150 Common Shares, $.02 par value were issued and outstanding at October 31, 2004.

                               TNR TECHNICAL, INC.


                                      INDEX


                                                                                           Page
                                                                                          Number
                                                                                          ------

PART 1.           FINANCIAL INFORMATION

         Item 1.  Financial Statements

                           Balance Sheets
                             October 31, 2004 (Unaudited) and
                             and July 31, 2004                                              1

                           Statements of Operations
                            Three months ended
                              October 31, 2004 (Unaudited) and
                              October 31, 2003 (Unaudited)                                  2

                           Statements of Cash Flows
                             Three months ended
                               October 31, 2004 (Unaudited) and
                               October 31, 2003 (Unaudited)                                 3

                           Notes to Financial Statements (Unaudited)                        4

         Item 2.           Management's Discussion and Analysis of
                                Financial Condition and Results of Operations               5

PART II.          OTHER INFORMATION                                                         8

SIGNATURES

                               TNR TECHNICAL, INC.

                                 BALANCE SHEETS

                                     ASSETS

                                                                                                       OCTOBER 31, 2004
                                                                               JULY 31, 2004             (UNAUDITED)
                                                                             ------------------     -----------------------
Current assets:
      Cash and cash equivalents                                                      $ 710,636                   1,036,309
      Investments                                                                    2,608,710                   2,637,880
      Accounts receivable - trade, less allowance for doubtful
         accounts of $19,652  and $21,300                                              649,018                     626,893
      Inventories                                                                    1,127,143                   1,072,774
      Income taxes receivable                                                           70,258                           -
      Prepaid expenses and other current assets                                         32,742                      19,928
      Deferred income taxes                                                            102,000                      98,000
                                                                             ------------------     -----------------------

                   Total current assets                                              5,300,507                   5,491,784

      Property and equipment, at cost, net of accumulated
         depreciation and amortization                                                 140,886                     146,084

      Deposits                                                                          16,191                      16,191
                                                                             ------------------     -----------------------

                   Total assets                                                    $ 5,457,584                   5,654,059
                                                                             ==================     =======================

    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                                               $ 124,280                     157,774
      Accrued expenses                                                                 176,575                     128,109
      Income taxes payable                                                                   -                      37,872
                                                                             ------------------     -----------------------

                   Total current liabilities                                           300,855                     323,755

Deferred tax liability                                                                  19,000                      15,000
                                                                             ------------------     -----------------------

                   Total liabilities                                                   319,855                     338,755
                                                                             ------------------     -----------------------

Shareholders' equity:
      Common stock - $0.02 par value, authorized 500,000
         shares; issued 313,581 shares                                                   6,272                       6,272
      Additional paid-in capital                                                     2,698,261                   2,698,261
      Retained earnings                                                              2,703,667                   2,882,146
      Treasury stock - 47,373 and 47,431 shares                                       (270,471)                   (271,375)
                                                                             ------------------     -----------------------

                   Total shareholders' equity                                        5,137,729                   5,315,304
                                                                             ------------------     -----------------------

                                                                                   $ 5,457,584                   5,654,059
                                                                             ==================     =======================

See accompanying notes to financial statements.

                               TNR TECHNICAL, INC.

                            STATEMENTS OF OPERATIONS


                                                                                                   THREE MONTHS ENDED
                                                                                                       OCTOBER 31,
                                                                                                 2004                2003
                                                                                             (UNAUDITED)         (UNAUDITED)
                                                                                           -----------------    ---------------
Revenues:
     Net sales                                                                                   $1,965,739          2,108,438
                                                                                           -----------------    ---------------

Cost and expenses:
     Cost of goods sold                                                                           1,366,289          1,540,749
     Selling, general and administrative                                                            370,903            367,720
                                                                                           -----------------    ---------------

                                                                                                  1,737,192          1,908,469
                                                                                           -----------------    ---------------

               Operating income                                                                     228,547            199,969

Non-operating revenue:
     Interest income                                                                                    875                596
     Investment income                                                                               57,191             22,207
                                                                                           -----------------    ---------------

               Income before income taxes                                                           286,613            222,772

Provision for income taxes                                                                          108,134             87,807
                                                                                           -----------------    ---------------

               Net income                                                                        $  178,479             134,965
                                                                                           =================    ===============

Basic earnings per share                                                                             $ 0.67               0.51
                                                                                           =================    ===============

Diluted earnings per share                                                                           $ 0.60               0.45
                                                                                           =================    ===============

Weighted average number of shares outstanding - basic                                               266,181            267,003
                                                                                           =================    ===============

Weighted average number of shares outstanding - diluted                                             298,386            298,576
                                                                                           =================    ===============


See accompanying notes to financial statements

                               TNR TECHNICAL, INC.

                            STATEMENTS OF CASH FLOWS

                                                                                                   THREE MONTHS ENDED
                                                                                                       OCTOBER 31,
                                                                                                2004                 2003
                                                                                            (UNAUDITED)           (UNAUDITED)
                                                                                          -----------------     ----------------
Cash flows from operating activities:
     Net income                                                                                $ 178,479                134,965
     Adjustments to reconcile net income to net cash
        provided by operating activities:
           Depreciation and amortization                                                            13,213               10,442
           Provision for bad debt                                                                    2,100                2,100
           Unrealized gain on investments                                                          (29,170)             (22,207)
           Changes in operating assets and liabilities:
               Accounts receivable                                                                  20,025              (39,889)
               Inventories                                                                          54,369               37,725
               Prepaid expenses and other assets                                                    12,814                 (565)
               Income taxes receivable/payable                                                     108,130               28,807
               Accounts payable and accrued expenses                                               (14,972)              57,178
                                                                                          -----------------     ----------------

                          Net cash provided by operating activities                                344,988              208,556
                                                                                          -----------------     ----------------

Cash flows from investing activities:
     Purchase of property and equipment                                                            (18,411)                   -
     Purchase of investments and accrued interest                                                        -             (663,482)
                                                                                          -----------------     ----------------

                          Net cash used in investing activities                                    (18,411)            (663,482)
                                                                                          -----------------     ----------------

Cash flows from financing activities:
     Purchase of treasury stock                                                                       (904)             (20,040)
                                                                                          -----------------     ----------------

                          Net cash used in financing activities                                       (904)             (20,040)
                                                                                          -----------------     ----------------

                          (Decrease) increase in cash and cash equivalents                         325,673             (474,966)

Cash and cash equivalents - beginning of period                                                    710,636              833,901
                                                                                          -----------------     ----------------

Cash and cash equivalents - end of period                                                      $ 1,036,309              358,935
                                                                                          =================     ================

See accompanying notes to financial statements

                               TNR TECHNICAL, INC.

Notes to Financial Statements


(1) PRESENTATION OF UNAUDITED FINANCIAL STATEMENTS

    The unaudited financial statements have been prepared in accordance with rules of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. The information furnished, in the opinion of management, reflects all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of October 31, 2004, and results of operations and cash flows for the three month periods ended October 31, 2004 and 2003. The results of operations are not necessarily indicative of results which may be expected for any other interim period, or for the year as a whole.

(2) SALES TO MAJOR CUSTOMERS

    During the three months ended October 31, 2004 and 2003, no customer accounted for more than 10% of total revenue.

(3) INVENTORIES

    Inventories consist of the following:

                                                             October 31, 2004
                                       July 31, 2004            (UNAUDITED)
                                     ------------------    -------------------

               Finished goods              $ 1,093,329              1,040,591
               Work-in-progress                 33,814                 32,183
                                     ------------------     ------------------

                                           $ 1,127,143              1,072,774
                                     ==================     ==================

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

Liquidity and Capital Resources

Working capital amounted to $5,168,029 at October 31, 2004 as compared to $4,999,652 at July 31, 2004. Cash and investments amounted to $3,674,189 at October 31, 2004 as compared to $3,319,346 at July 31, 2004. As more fully described in the statement of cash flows included in the Company's financial statements elsewhere herein, net cash provided by operating activities for the quarter ended October 31, 2004, was $344,988.

During the three months ended October 31, 2004, cash flow from operating activities was provided primarily by the Company's net income of $178,479. Continued sales declines resulted in decreases in accounts receivable ($20,025) and prompted management to continue efforts to reduce the level of inventory on hand ($54,369). Accounts payable and accrued expenses decreased primarily as a result of reduced inventory levels. The increase in income taxes payable and the corresponding decrease in income taxes receivable are a reflection of recording the first quarter tax provision. Cash was used in investing activities to purchase equipment and in financing activities to purchase treasury stock.

During the three months ended October 31, 2003, cash flow from operating activities was provided primarily by the Company's net income of $134,965. Sales activity during the first quarter resulted in increased accounts receivable balances ($39,889) and reduced inventory levels ($37,725). Increases in accounts payable ($75,587), were offset by reductions in accrued expenses ($18,409), which resulted in an overall increase in cash of $57,178. Changes in accrued expenses are primarily the result of the payout of accrued bonuses in the first quarter. Accounts payable increases are mainly due to the timing of vendor payments made beyond the quarter end. Income taxes payable increased $28,807, primarily as a result of recording the first quarter income tax provision. Cash was used in investing activities to purchase additional investments and in financing activities to purchase treasury stock.

The Company's short term and long term liquidity needs have been satisfied from internal sources including cash from operations and amounts available from the Company's working capital. During the balance of fiscal 2005 and on a long-term basis, management expects this trend to continue. There are no material commitments for capital expenditures or any long-term credit arrangements as of October 31, 2004.

Results of Operations

Sales for the first quarter ended October 31, 2004 decreased 6.7% or $142,699 over the three months ended October 31, 2003, as our customers continue to move to the offshore market. However, gross profit increased $31,761 as a result of increased margins from 27% during the first quarter ended October 31, 2003 to 30% during the first quarter ended October 31, 2004. Gross margin increased primarily as a result of decreases in product cost and lower payroll expense for shop personnel.

Operating (selling, general and administrative) expenses increased from $367,720 for the three months ended October 31, 2003 to $370,903 for the three months ended October 31, 2004 primarily due to salary expenses ($3,021). Operating expense when expressed as a percentage of net sales for the three months ended October 31, 2004 was approximately 19% as compared to 17% for the comparable period of the prior year primarily as a result of the decreased sales volume in the first quarter of 2004.

The Company did not charge its operations with any research and development costs during the first quarter ended October 31, 2004. Interest and investment income increased from $22,803 in the first quarter ended October 31, 2003 to $58,066 for the first quarter ended October 31, 2004 due to the increasing market values of certain investments (U.S. Treasury bills).

Net income for the first quarter ended October 31, 2004 was $178,479 as compared to $134,965 for the first quarter ended October 31, 2003. Basic earnings per share were $.67 and $.51 in 2004 and 2003, respectively.

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

During fiscal 2005, 2004, 2003, 2002, and 2001, the Company redeemed a total of 58 shares from 2 persons, 1,713 shares from 37 persons, 608 shares from 29 persons, 1,600 shares from 68 persons and 729 shares from 22 persons, respectively, pursuant to the Company's program to repurchase odd lots. In June 2003, the Company also repurchased a total of 691 shares held by a director and the Company's former chief executive officer at a purchase price of $12.00 per share.


------------------------------- --------------- ----------------- ----------------- ---------------- -----------------
         2004 - 2005                QTR 1            QTR 2             QTR 3             QTR 4             YTD
------------------------------- --------------- ----------------- ----------------- ---------------- -----------------
# SHARES REPURCHASED                  58                                                                    58
------------------------------- --------------- ----------------- ----------------- ---------------- -----------------
# SHAREHOLDERS                        2                                                                     2
------------------------------- --------------- ----------------- ----------------- ---------------- -----------------
AVG SHARE PRICE                     $15.60                                                                $15.60
------------------------------- --------------- ----------------- ----------------- ---------------- -----------------

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings:                 None

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds:

                  (a) None.

                  (b) Not applicable.

                  (c) TNR's Stock Repurchase Plan of odd lots began in December 1995 as described under "Management's Discussion and Analysis of Financial Condition and Results of Operations." There is no announced expiration date of this Stock Repurchase Plan. The following table provides information as to the number of shares repurchased by TNR in the first quarter of 2005, the average price paid per share and the historical number of shares repurchased under the Plan as of the last day of each of the months shown in the table below. Also shown as of the last day of each month in the last column to the right is the number of odd lot shares that may be repurchased under the Plan.

ISSUER PURCHASES OF EQUITY SECURITIES - FIRST QUARTER 2005

-------------------- --------------------- ---------------------- ------------------------- --------------------------
                     (A) TOTAL NUMBER OF    (B) AVERAGE PRICE       (C) TOTAL NUMBER OF      (D) MAXIMUM NUMBER (OR
 PERIOD                    SHARES             PAID PER SHARE          SHARES (OR UNITS)         APPROXIMATE DOLLAR
                          (OR UNITS)           (OR UNIT)            PURCHASED AS PART OF      VALUE) OF SHARES (OR
                          PURCHASED                                  PUBLICLY ANNOUNCED      UNITS) THAT MAY YET BE
                                                                     PLANS OR PROGRAMS         PURCHASED UNDER THE
                                                                                                PLANS OR PROGRAMS
-------------------- --------------------- ---------------------- ------------------------- --------------------------
Aug. 1 - 31,
2004                         -0-                   $-0-                     -0-                    11,443 shs.
-------------------- --------------------- ---------------------- ------------------------- --------------------------
Sept. 1-30,
2004                          50                   15.60                     50                    11,393 shs.
-------------------- --------------------- ---------------------- ------------------------- --------------------------
Oct. 1-31,
2004                          8                    15.60                     8                     11,385 shs.
-------------------- --------------------- ---------------------- ------------------------- --------------------------
Total                         58                  $15.60                     58                    11,385 shs.
-------------------- --------------------- ---------------------- ------------------------- --------------------------


Item 3.  Defaults Upon Senior Securities:   None

Item 4.  Submission of Matters to a Vote of Security Holders:  None

Item 5.  Other Information:                 None

Item 6.  Exhibits:

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

                                                   TNR TECHNICAL, INC.
                                   ---------------------------------------------
                                                      (Registrant)
Dated: December 13, 2004
                                   By:   /s/ Wayne Thaw
                                        ----------------------------------------
                                        Wayne Thaw, President, Chief Executive
                                        Executive Officer and Chief Financial
                                        Officer