Form 10-Q
period 2005-01-31
TNR TECHNICAL INC
filed 2005-03-17
CIK 723615

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended January 31, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

     Commission File Number:  0-13011

                               TNR TECHNICAL, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            New York                                         11-2565202
  ---------------------------------                         -------------
  (State or other jurisdiction                             (I.R.S. Employer
  of incorporation or organization)                       Identification No.)

  301 Central Park Drive
  Sanford, Florida                                              32771
  ----------------------------------------                   -------------
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

                               Yes |X|.   No |_|.


265,849 Common Shares, $.02 par value were issued and outstanding at March 16, 2005.

                               TNR TECHNICAL, INC.

                                      INDEX
                                                                          Page
                                                                         Number
                                                                         ------
PART 1.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Balance Sheets
                    January 31, 2005 (Unaudited)
                      and July 31, 2004                                      3

                  Statements of Operations
                   Three and six months ended
                     January 31, 2005 (Unaudited) and
                     January 31, 2004 (Unaudited)                            4

                  Statements of Cash Flows
                      Six months ended
                      January 31, 2005 (Unaudited) and
                      January 31, 2004 (Unaudited)                           5

                  Notes to Financial Statements (Unaudited)                  6

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations            7-8

PART II. OTHER INFORMATION                                                   9

                               TNR TECHNICAL, INC.

                                 BALANCE SHEETS


                                                                                                     JANUARY 31, 2005
                                                                               JULY 31, 2004            (UNAUDITED)
                                                                               -------------         ----------------
                                     ASSETS
                                     ------

Current assets:
      Cash and cash equivalents                                                 $   710,636             1,003,019
      Investments                                                                 2,608,710             2,841,126
      Accounts receivable - trade, less allowance for doubtful
         accounts of $19,652  and $24,290                                           649,018               697,720
      Inventories                                                                 1,127,143             1,041,681
      Income taxes receivable                                                        70,258                     -
      Prepaid expenses and other current assets                                      32,742                44,709
      Deferred income taxes                                                         102,000               102,000
                                                                                -----------           -----------

                   Total current assets                                           5,300,507             5,730,255

      Property and equipment, at cost, net of accumulated
         depreciation and amortization                                              140,886               143,789

      Deposits                                                                       16,191                16,191
                                                                                -----------           -----------

                   Total assets                                                 $ 5,457,584             5,890,235
                                                                                ===========           ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
      Accounts payable                                                          $   124,280               300,689
      Accrued expenses                                                              176,575                96,086
      Income taxes payable                                                                -                37,181
                                                                                -----------           -----------

                   Total current liabilities                                        300,855               433,956

Deferred tax liability                                                               19,000                15,000
                                                                                -----------           -----------

                   Total liabilities                                                319,855               448,956
                                                                                -----------           -----------

Shareholders' equity:
      Common stock - $0.02 par value, authorized 500,000
         shares; issued 313,581 shares                                                6,272                 6,272
      Additional paid-in capital                                                  2,698,261             2,698,261
      Retained earnings                                                           2,703,667             3,014,041
      Treasury stock - 47,373 and 47,732 shares                                    (270,471)             (277,295)
                                                                                -----------           -----------

                   Total shareholders' equity                                     5,137,729             5,441,279
                                                                                -----------           -----------

                                                                                $ 5,457,584             5,890,235
                                                                                ===========           ===========


See accompanying notes to financial statements

                               TNR TECHNICAL, INC.

                            STATEMENTS OF OPERATIONS

                                                               THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                   JANUARY 31,                     JANUARY 31,
                                                           ----------------------------     ---------------------------
                                                               2005             2004            2005            2004
                                                           (UNAUDITED)      (UNAUDITED)     (UNAUDITED)     (UNAUDITED)
                                                           -----------      -----------     -----------     -----------
Revenue:
     Net sales                                             $ 1,985,775        1,893,663       3,951,514       4,002,101
                                                           -----------      -----------     -----------     -----------
Cost and expenses:
     Cost of goods sold                                      1,384,445        1,376,701       2,750,734       2,917,450
     Selling, general and administrative                       374,552          362,231         745,455         729,951
                                                           -----------      -----------     -----------     -----------

                                                             1,758,997        1,738,932       3,496,189       3,647,401
                                                           -----------      -----------     -----------     -----------

               Operating income                                226,778          154,731         455,325         354,700

Non-operating revenue:
     Interest income                                             2,574              113           3,449             709
     Investment income                                         (12,461)          32,627          44,730          54,834
                                                           -----------      -----------     -----------     -----------

               Income before income taxes                      216,891          187,471         503,504         410,243

Provision for income taxes                                      84,996           74,026         193,130         161,833
                                                           -----------      -----------     -----------     -----------

               Net income                                  $   131,895          113,445         310,374         248,410
                                                           ===========      ===========     ===========     ===========

Basic earnings per share                                   $      0.50             0.43            1.17            0.93
                                                           ===========      ===========     ===========     ===========

Diluted earnings per share                                 $      0.44             0.38            1.03            0.83
                                                           ===========      ===========     ===========     ===========

Weighted average number of shares outstanding - basic          266,075          266,461         266,125         266,752
                                                           ===========      ===========     ===========     ===========

Weighted average number of shares outstanding - diluted        300,386          298,034         300,436         298,325
                                                           ===========      ===========     ===========     ===========


See accompanying notes to financial statements

                               TNR TECHNICAL, INC.

                            STATEMENTS OF CASH FLOWS

                                                                                        SIX MONTHS ENDED
                                                                                          JANUARY 31,
                                                                                   --------------------------
                                                                                       2005           2004
                                                                                   (UNAUDITED)    (UNAUDITED)
                                                                                   -----------    -----------
Cash flows from operating activities:
     Net income                                                                    $   310,374        248,410
     Adjustments to reconcile net income to net cash
        provided by operating activities:
           Depreciation and amortization                                                27,639         25,283
           Deferred income taxes                                                        (4,000)        (3,000)
           Net investment income                                                       (44,730)       (54,834)
           Changes in operating assets and liabilities:
               Accounts receivable                                                     (48,702)        60,447
               Purchase of investments and accrued interest                           (187,686)      (637,979)
               Income tax payable/receivable                                           107,439        (89,851)
               Inventories                                                              85,462        (32,826)
               Prepaid expenses and other assets                                       (11,967)        (5,414)
               Deposits                                                                      -         (8,000)
               Accounts payable and accrued expenses                                    95,920        (49,797)
                                                                                   -----------    -----------

                          Net cash provided by (used in) operating activities          329,749       (547,561)
                                                                                   -----------    -----------

Cash flows from investing activities:
     Purchase of property and equipment                                                (30,542)       (28,633)
                                                                                   -----------    -----------

                          Net cash used in investing activities                        (30,542)       (28,633)
                                                                                   -----------    -----------

Cash flows from financing activities:
     Purchase of treasury stock                                                         (6,824)       (23,724)
                                                                                   -----------    -----------

                          Net cash used in financing activities                         (6,824)       (23,724)
                                                                                   -----------    -----------

                          Increase (decrease) in cash and cash equivalents             292,383       (599,918)

Cash and cash equivalents - beginning of period                                        710,636        833,901
                                                                                   -----------    -----------

Cash and cash equivalents - end of period                                          $ 1,003,019        233,983
                                                                                   ===========    ===========

See accompanying notes to financial statements

                               TNR TECHNICAL, INC.

Notes to Financial Statements

(1)      PRESENTATION OF UNAUDITED FINANCIAL STATEMENTS

         The unaudited financial statements have been prepared in accordance with rules of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. The information furnished, in the opinion of management, reflects all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of January 31, 2005, and results of operations and cash flows for the three and six month periods ended January 31, 2005 and 2004. The results of operations are not necessarily indicative of results which may be expected for any other interim period, or for the year as a whole.

(2)      SALES TO MAJOR CUSTOMERS

         During the six months ended January 31, 2005 and 2004, no customer accounted for more than 10% of total revenue.

(3)      INVENTORIES

         Inventories consist of the following:


                                                                        January 31, 2005
                                                        July 31, 2004      (UNAUDITED)
                                                        -------------   ----------------
              Purchased parts and materials               $1,093,329        1,005,222
              Finished goods                                  33,814           36,459
                                                          -----------       ----------

                                                          $1,127,143        1,041,681
                                                          ===========       ==========


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

The information contained in this Form 10-Q are intended to update the information contained in the Company's Annual Report on Form 10-K for the year ended July 31, 2004 and such information presumes that readers have access to, and will have read the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other information contained in such Form 10-K and other Company filings with the Securities and Exchange Commission ("SEC").

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

Critical Accounting Policies

     Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of financial statements require management to make estimates and disclosures on the date of the financial statements. On an on-going basis, we evaluate our estimates including, but not limited to, those related to revenue recognition. We use authoritative pronouncements, historical experience and other assumptions as the basis for making judgments. Actual results could differ from those estimates.

Liquidity and Capital Resources

Working capital amounted to $5,296,299 at January 31, 2005 as compared to $4,999,652 at July 31, 2004. Cash and investments amounted to $3,844,145 at January 31, 2005 as compared to $3,319,346 at July 31, 2004. As more fully described in the statement of cash flows included in the Company's financial statements elsewhere herein, net cash provided by operating activities for the six months ended January 31, 2005 was $329,749.

During the six months ended January 31, 2005, cash flow from operating activities was provided primarily by the Company's net income of $310,374. Increased sales activity, particularly during the second quarter, resulted in increased accounts receivable balances ($48,702) and decreased inventory levels ($85,462). In addition, investments in treasury securities were made ($187,686). Changes in accounts payable and accrued expenses ($95,920) are the result of decreases in accrued expenses offset by increases in accounts payable ($176,409). Accrued expenses decreased mainly as the result of bonus payouts during the first quarter, combined with payment of expenses associated with the previous fiscal year audit and costs associated with the printing, mailing and filing of the proxy statement and annual report. The increase in accounts payable is primarily related to the timing of vendor payments beyond quarter end. Net cash was used in investing activities to purchase equipment ($30,542) and in financing activities to purchase treasury stock.

During the six months ended January 31, 2004, cash flow from operating activities was provided primarily by the Company's net income of $248,410, offset by the purchase of treasury securities, income tax payments, and increases in inventory. Reduced sales activity during the second quarter resulted in decreased accounts receivable balances and increased inventory levels. Changes in accounts payable and accrued expenses are primarily comprised of bonus payouts during the first quarter. Net cash was used in investing activities to purchase equipment and in financing activities to purchase treasury stock.

The Company's short term and long term liquidity needs have been satisfied from internal sources including cash from operations and amounts available from the Company's working capital. During the balance of fiscal 2005 and on a long-term basis, management expects this trend to continue. There are no material commitments for capital expenditures or any long-term credit arrangements as of January 31, 2005.

Results of Operations

Sales for the three months ended January 31, 2005 increased $92,112 (5%) over sales for the comparable period of the prior year as strategic buying of offshore product enabled the recovery of a portion of the sales previously lost when customers moved directly to the Chinese market during the first quarter ended October 31, 2004. Cost of goods sold and gross profit for the three months ended January 31, 2005 increased 1% ($7,744) and 3% respectively, as compared to the three months ended January 31, 2004 primarily as a result of increased sales volume.

Sales for the six months ended January 31, 2005 decreased $50,587 (1%) over sales for the comparable period of the prior year. Cost of goods sold decreased $166,716 (6%) for the six months ended January 31, 2004 primarily as a result of reduced sales, decreased cost of shop salaries resulting from leasing our employees with a new professional employment organization at lower negotiated worker's compensation rates, and reduced inventory costs resulting from buying of cheaper offshore products. Accordingly, gross profit increased for the six-month period ended January 31, 2005 by $116,129 (11%).

Operating (selling, general and administrative) expenses increased $12,321 for the three months ended January 31, 2005 as compared to the second quarter ended January 31, 2004 primarily as a result of increases in general insurance costs of approximately $6,800 resulting from a new policy for director and officer liability insurance required by our new independent directors before joining the Board and depreciation expense of approximately $9,600, offset by decreases in payroll and employee related expenditures of approximately $4,200. This decrease occurred due to the suspension of pension matching while a change was made in our professional employer organization from which we lease our employees. Operating expenses when expressed as a percentage of sales decreased less than 1% for the three months ended January 31, 2005 as compared to the three months ended January 31, 2004 as a result of these factors and decreased sales volume.

Operating (selling, general and administrative) expenses increased $15,504 for the six months ended January 31, 2005 as compared to the same period of the prior year primarily as a result of increases in general insurance of approximately $14,000 for the reasons as stated above and depreciation expense of approximately $12,000 offset by decreases in salary and other employee related expenditures of approximately $11,500. This decrease was the result of a reduction of overall employee related expenditures as a result of obtaining a new professional employment organization to lease our employees and the associated suspension of pension matching. Operating expenses when expressed as a percentage of sales were approximately 19% for the six months ended January 31, 2005 as compared to 18% for the six months ended January 31, 2004.

The Company did not charge its operations with any research and development costs during the six months ended January 31, 2005 or 2004. Interest and investment income decreased from $55,543 for the six months ended January 31, 2004 to $48,179 for the six months ended January 31, 2005 due to lower interest rates and fluctuating market values of certain investments in U.S. Treasury securities.

Net income for the three months ended January 31, 2005 was $131,895 as compared to $113,445 for the three months ended January 31, 2004 as a result of factors previously discussed herein. Net income for the six months ended January 31, 2005 was $310,374 as compared to $248,410 for the six months ended January 31, 2004. Basic earnings per share for the six months ended January 31, 2005 and January 31, 2004 were $1.17 and $0.93 respectively.

During fiscal 2005, 2004, 2003, 2002, and 2001, the Company redeemed a total of 359 shares from 5 persons, 1,558 shares from 35 persons, 608 shares from 29 persons, 1,600 shares from 68 persons and 729 shares from 22 persons, respectively, pursuant to the Company's program to repurchase odd lots. In June 2003, the Company also repurchased a total of 691 shares held by a director and the Company's former chief executive officer at a purchase price of $12.00 per share. In January 2005, the Company also repurchased 250 shares from one stockholder at $18.00 per share.


----------------------  ---------  ----------  ----------  --------   ----------
     2004 - 2005          QTR 1       QTR 2       QTR 3      QTR 4       YTD
----------------------  ---------  ----------  ----------  --------   ----------
# SHARES REPURCHASED        58         51                                109
----------------------  ---------  ----------  ----------  --------   ----------
# SHAREHOLDERS              2          2                                  4
----------------------  ---------  ----------  ----------  --------   ----------
AVG SHARE PRICE           $15.60      $18.04
----------------------  ---------  ----------- ----------  --------   ----------

ITEM 3.  CONTROLS AND PROCEDURES

         The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level at the end of our most recent quarter. There have been no changes in the Company's disclosure controls and procedures or in other factors that could affect the disclosure controls subsequent to the date the Company completed its evaluation. Therefore, no corrective actions were taken.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings:                 None

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds:

                  (a) None.

                  (b) Not applicable.

                  (c) TNR's Stock Repurchase Plan of odd lots began in December 1995. There is no announced expiration date of this Stock Repurchase Plan. The following table provides information as to the number of shares repurchased by TNR in the second quarter of 2005, the average price paid per share and the historical number of shares repurchased under the Plan as of the last day of each of the months shown in the table below. Also shown as of the last day of each month in the last column to the right is the number of odd lot shares that may be repurchased under the Plan.

ISSUER PURCHASES OF EQUITY SECURITIES - SECOND QUARTER 2005


                                                                                            (D) MAXIMUM NUMBER (OR
                                                                   (C) TOTAL NUMBER OF        APPROXIMATE DOLLAR
                     (A) TOTAL NUMBER OF                             SHARES (OR UNITS)         VALUE) OF SHARES (OR
                            SHARES          (B) AVERAGE PRICE      PURCHASED AS PART OF      UNITS) THAT MAY YET BE
                           (OR UNITS)       PAID PER SHARE (OR      PUBLICLY ANNOUNCED         PURCHASED UNDER THE
     PERIOD                PURCHASED               UNIT)             PLANS OR PROGRAMS          PLANS OR PROGRAMS
---------------      -------------------    ------------------     ---------------------     -------------------------
Nov. 1 - 31,
2004                         -0-                   $-0-                     -0-                    11,394 shs.
---------------      -------------------    ------------------     ---------------------     -------------------------
Dec. 1-30,
2004                         -0-                   $-0-                     -0-                    11,394 shs.
---------------      -------------------    ------------------     ---------------------     -------------------------
Jan. 1-31,
2005                         301                  $19.67                     51 (1)                11,343 shs.
---------------      -------------------    ------------------     ---------------------     -------------------------
Total                        301                  $19.67                     51                    11,343 shs.
---------------      -------------------    ------------------     ---------------------     -------------------------


  (1) An additional 250 shares were repurchased from one person outside the plan in a private transaction requested by the shareholder.

Item 3.  Defaults Upon Senior Securities:   None

Item 4.  Submission of Matters to a Vote of Security Holders:

         On January 10, 2005, TNR held its Annual Meeting of Stockholders. At the meeting, TNR re-elected Jerrold Lazarus, Norman L. Thaw, Wayne Thaw, Mitchell Thaw and Patrick Hoscoe to the Board of Directors. TNR also added to the Board two independent directors namely, Larry Kaczmarek and Anthony Guadagnino. Also seven directors were elected for a period of one year and until their successors are elected and qualify. The following table indicates the number of votes cast for and against each director.

                                            For                Withheld
                                            ---                --------

         Jerrold Lazarus                  229,617                2,637
         Norman L. Thaw                   229,617                2,637
         Wayne Thaw                       229,645                2,609
         Mitchell Thaw                    221,245               11,009
         Patrick Hoscoe                   223,245                9,009
         Larry Kaczmarek                  229,645                2,609
         Anthony Guadagnino               229,645                2,609


Item 5.  Other Information:

         On March 1, 2005, the Board of Directors of TNR approved a resolution to change its fiscal year to end on June 30th of each year commencing on June 30, 2005. TNR is filing herewith a Form 10-Q for its recent quarter ended January 31, 2005 and intends to file a Form 10-Q for its current quarter ended April 30, 2005 and subsequently filing a transitional report on Form 10-K for its year ended June 30, 2005.

         The change in fiscal year was made to move TNR to a more natural calendar quarter. This change in fiscal year also has the effect of delaying compliance with Section 404 of Sarbanes-Oxley Act of 2002, as amended, and Item 308 of Regulation S(K) until TNR files its Form 10-K for its year ended June 30, 2007. TNR is not aware of any weaknesses, nor have there been any material changes in internal controls over financial reporting.

Item 6.  Exhibits:
         ---------

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

                                   TNR TECHNICAL, INC.
                                   -------------------
                                       (Registrant)

Dated: March 17, 2005
                                   By: /s/ Wayne Thaw
                                       ------------------------------
                                       Wayne Thaw, President, Chief Executive
                                       Executive Officer and Chief Financial
                                       Officer