Form 10-K/A
period 2004-07-31
TNR TECHNICAL INC
filed 2005-04-14
CIK 723615

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                Amendment No. 2

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

Item 9(a) Controls and Procedures

      The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level at the end of our most recent fiscal year. There have been no changes in the Company's disclosure controls and procedures or in other factors that could affect the disclosure controls subsequent to the date the Company completed its evaluation. Therefore, no corrective actions were taken.

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

                                      TNR TECHNICAL, INC.

                                      By: /s/ Wayne Thaw
                                          -----------------------------------
                                          Wayne Thaw, Chief Executive Officer

Dated: Sanford, Florida
April 13, 2005

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures                          Title                              Date
----------                          -----                              ----

/s/ Norman L. Thaw                  Director                           April 13, 2005
----------------------
   Norman L. Thaw

/s/ Jerrold Lazarus                 Director                           April 13, 2005
----------------------
    Jerrold Lazarus

/s/ Wayne Thaw                      Chairman of the                    April 13, 2005
----------------------              Board, Chief
     Wayne Thaw                     Executive Officer
                                    President,
                                    Chief Financial
                                    and Accounting
                                    Officer

/s/ Mitchell Thaw                   Director                           April 13, 2005
----------------------
   Mitchell Thaw

/s/ Patrick Hoscoe                  Vice President                     April 13, 2005
----------------------              and Director
   Patrick Hoscoe

                                    Vice President
----------------------              and Director
Kathie Thaw*

      * While Kathie Thaw was a vice president and director at the time of filing the original Form 10-K, she is no longer a Vice President and director of the Company.

      Norman Thaw, Wayne Thaw, Mitchell Thaw, Patrick Hoscoe and Jerrold Lazarus represent all the members of the Board of Directors.