Form 10-Q
period 2005-04-30
TNR TECHNICAL INC
filed 2005-06-14
CIK 723615

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended April 30, 2005
                                       OR
[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

     Commission File Number:  0-13011
     --------------------------------

                               TNR TECHNICAL, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


            New York                                   11-2565202
     ---------------------------------------------------------------------------
     (State or other jurisdiction           (I.R.S. Employer Identification No.)
     of incorporation or organization)

     301 Central Park Drive
     Sanford, Florida                                         32771
     ---------------------------------------                --------
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

     263,544 Common Shares, $.02 par value were issued and outstanding at June 8, 2005.

                               TNR TECHNICAL, INC.



                                      INDEX


                                                                                                   Page
                                                                                                  Number
                                                                                                  ------

PART 1.           FINANCIAL INFORMATION

         Item 1.  Financial Statements

                            Balance Sheets
                              April 30, 2005 (Unaudited)
                               and July 31, 2004                                                      1

                            Statements of Operations
                            Three and nine months ended
                              April 30, 2005 (Unaudited) and
                              April 30, 2004 (Unaudited)                                              2

                           Statements of Cash Flows
                               Nine months ended
                               April 30, 2005 (Unaudited) and
                               April 30, 2004 (Unaudited)                                             3

                           Notes to Financial Statements (Unaudited)                                  4

         Item 2.           Management's Discussion and Analysis of
                           Financial Condition and Results of Operations                            5-9

PART II.                   OTHER INFORMATION                                                         10

                               TNR TECHNICAL, INC.

                                 BALANCE SHEETS

                                     ASSETS
                                                                                         APRIL 30, 2005
                                                                      JULY 31, 2004       (UNAUDITED)
                                                                      -------------     ----------------
Current assets:
      Cash and cash equivalents                                       $   710,636           1,160,747
      Investments                                                       2,608,710           2,791,873
      Accounts receivable - trade, less allowance for doubtful
         accounts of $19,652  and $25,198                                 649,018             647,349
      Inventories                                                       1,127,143           1,026,542
      Income taxes receivable                                              70,258                --
      Prepaid expenses and other current assets                            32,742              38,551
      Deferred income taxes                                               102,000             119,000
                                                                      -----------         -----------

                   Total current assets                                 5,300,507           5,784,062

      Property and equipment, at cost, net of accumulated
         depreciation and amortization                                    140,886             131,302

      Deposits                                                             16,191              16,191
                                                                      -----------         -----------

                   Total assets                                       $ 5,457,584           5,931,555
                                                                      ===========         ===========

    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                                $   124,280             213,234
      Accrued expenses                                                    176,575             151,793
      Income taxes payable                                                   --                45,180
                                                                      -----------         -----------

                   Total current liabilities                              300,855             410,207

Deferred tax liability                                                     19,000              16,000
                                                                      -----------         -----------

                   Total liabilities                                      319,855             426,207
                                                                      -----------         -----------

Shareholders' equity:
      Common stock - $0.02 par value, authorized 500,000
         shares; issued 313,581 shares                                      6,272               6,272
      Additional paid-in capital                                        2,698,261           2,698,261
      Retained earnings                                                 2,703,667           3,126,227
      Treasury stock - 47,373 and 50,037 shares                          (270,471)           (325,412)
                                                                      -----------         -----------

                   Total shareholders' equity                           5,137,729           5,505,348
                                                                      -----------         -----------

                                                                      $ 5,457,584           5,931,555
                                                                      ===========         ===========

See accompanying notes to financial statements.

                               TNR TECHNICAL, INC.

                            STATEMENTS OF OPERATIONS

                                                                THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                     APRIL 30,                         APRIL 30,
                                                               2004              2005             2004           2005
                                                           (UNAUDITED)       (UNAUDITED)      (UNAUDITED)    (UNAUDITED)
                                                           ---------------   -----------      -----------    ------------

Revenue:
     Net sales                                              $ 2,044,975        2,026,846        6,047,076       5,978,360
                                                            -----------      -----------      -----------     -----------

Cost and expenses:
     Cost of goods sold                                       1,493,313        1,460,139        4,410,763       4,210,873
     Selling, general and administrative                        396,201          375,040        1,126,152       1,120,495
                                                            -----------      -----------      -----------     -----------

                                                              1,889,514        1,835,179        5,536,915       5,331,368
                                                            -----------      -----------      -----------     -----------

               Operating income                                 155,461          191,667          510,161         646,992

Non-operating revenue:
     Interest income                                                164            2,939              873           6,388
     Investment income (loss)                                   (25,700)          (9,420)          29,134          35,310
                                                            -----------      -----------      -----------     -----------

               Income before income taxes                       129,925          185,186          540,168         688,690

Provision for income taxes                                       50,167           73,000          212,000         266,130
                                                            -----------      -----------      -----------     -----------

               Net income                                   $    79,758          112,186          328,168         422,560
                                                            ===========      ===========      ===========     ===========

Basic earnings per share                                    $      0.30             0.42             1.23            1.59
                                                            ===========      ===========      ===========     ===========

Diluted earnings per share                                  $      0.27             0.37             1.10            1.40
                                                            ===========      ===========      ===========     ===========

Weighted average number of shares outstanding - basic           266,313          264,688          266,615         265,578
                                                            ===========      ===========      ===========     ===========

Weighted average number of shares outstanding - diluted         297,886          300,955          298,188         301,845
                                                            ===========      ===========      ===========     ===========

See accompanying notes to financial statements
                                       2

                               TNR TECHNICAL, INC.

                            STATEMENTS OF CASH FLOWS

                                                                                             NINE MONTHS ENDED
                                                                                                 APRIL 30,
                                                                                         2004              2005
                                                                                     (UNAUDITED)        (UNAUDITED)
                                                                                     -----------        -----------
Cash flows from operating activities:
     Net income                                                                      $  328,168            422,560
     Adjustments to reconcile net income to net cash
        provided by operating activities:
           Depreciation and amortization                                                 32,251             41,619
           Deferred income taxes                                                          1,000            (20,000)
           Net investment income                                                        (29,134)           (35,310)
           Changes in operating assets and liabilities:
               Accounts receivable                                                       23,697              1,669
               Inventories                                                              102,292            100,601
               Prepaid expenses and other assets                                        (10,086)            (5,809)
               Accounts payable and accrued expenses                                    (20,900)            64,172
               Income taxes receivable/payable                                         (142,484)           115,438
               Purchase of investments and accrued interest                            (609,958)          (147,853)
                                                                                     ----------         ----------

                          Net cash provided by (used in) operating activities          (325,154)           537,087
                                                                                     ----------         ----------

Cash flows from investing activities:
     Purchase of property and equipment                                                 (39,950)           (32,035)
                                                                                     ----------         ----------

                          Net cash used in investing activities                         (39,950)           (32,035)
                                                                                     ----------         ----------

Cash flows from financing activities:
     Purchase of treasury stock                                                         (25,425)           (54,941)
                                                                                     ----------         ----------

                          Net cash used in financing activities                         (25,425)           (54,941)
                                                                                     ----------         ----------

Decrease in cash and cash equivalents                                                  (390,529)           450,111

Cash and cash equivalents - beginning of period                                         833,901            710,636
                                                                                     ----------         ----------

Cash and cash equivalents - end of period                                            $  443,372          1,160,747
                                                                                     ==========         ==========

See accompanying notes to financial statements

                               TNR TECHNICAL, INC.

                          NOTES TO FINANCIAL STATEMENTS


(1)      PRESENTATION OF UNAUDITED FINANCIAL STATEMENTS

         The unaudited financial statements have been prepared in accordance with rules of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. The information furnished, in the opinion of management, reflects all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of April 30, 2005, and results of operations and cash flows for the three and nine month periods ended April 30, 2005 and 2004. The results of operations are not necessarily indicative of results which may be expected for any other interim period, or for the year as a whole.

(2)      SALES TO MAJOR CUSTOMERS

         During the nine months ended April 30, 2005 and 2004, no customer accounted for more than 10% of total revenue.

(3)      INVENTORIES

         Inventories consist of the following:

                                                                April 30, 2005
                                              July 31, 2004      (UNAUDITED)
                                              --------------   ----------------

            Purchased parts and materials        $1,093,329            995,664
            Finished goods                           33,814             30,878
                                              --------------   ----------------

                                                 $1,127,143          1,026,542
                                              ==============   ================

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of financial statements requires management to make estimates and disclosures on the date of the financial statements. On an on-going basis, we evaluate our estimates including, but not limited to, those related to revenue recognition. We use authoritative pronouncements, historical experience and other assumptions as the basis for making judgments. Actual results could differ from those estimates.

Liquidity and Capital Resources

Working capital amounted to $5,373,855 at April 30, 2005 as compared to $4,999,652 at July 31, 2004. Cash and investments amounted to $3,952,620 at April 30, 2005 as compared to $3,319,346 at July 31, 2004. As more fully described in the statement of cash flows included in the Company's financial statements elsewhere herein, net cash provided by operating activities for the nine months ended April 30, 2005 was $537,087.

During the nine months ended April 30, 2005, cash flow from operating activities was provided primarily by the Company's net income of $422,560. The increase in income taxes payable and the decrease in income taxes receivable are a reflection of recording the third quarter tax provision. Reduced inventory levels ($100,601) are the result of increased sales during the second quarter ended January 31, 2005, combined with management's decision to maintain reduced inventory levels as a result of sales declines for the first and third quarters ended October 31, 2004 and April 30, 2005, respectively. Changes in accounts payable and accrued expenses ($64,172) are the result of decreases in accrued expenses offset by increases in accounts payable. Accrued expenses decreased mainly as the result of bonus payouts during the first quarter, combined with payment of previously accrued expenses associated with the printing, mailing and filing of the proxy statement and annual report. The increase in accounts payable is primarily related to the timing of vendor payments beyond quarter end. In addition, investments in treasury securities were made ($147,853). Net cash was used in investing activities to purchase equipment and in financing activities to purchase treasury stock.

During the nine months ended April 30, 2004, cash flow used in operating activities resulted primarily from the purchase of treasury securities and income tax payments. Cash was provided primarily from the Company's net income of $328,168 and decreased inventory of $102,292. Increased collection efforts during the third quarter resulted in slightly decreased accounts receivable balances. Changes in accounts payable are primarily related to the timing of vendor payouts. Net cash was used in investing and financing activities to purchase equipment and treasury stock respectively.

The Company's short term and long term liquidity needs have been satisfied from internal sources including cash from operations and amounts available from the Company's working capital. During the balance of fiscal 2005 and on a long-term basis, management expects this trend to continue. There are no material commitments for capital expenditures or any long-term credit arrangements as of April 30, 2005.

Results of Operations

Sales for the three months ended April 30, 2005 decreased $18,129 or less than 1% over sales for the comparable period of the prior year. Cost of goods sold for the three months ended April 30, 2005 decreased 2% ($33,174) primarily as a result of reduced payroll costs (reduced commissions were earned by sales staff and shop labor decreased due to lower negotiated rates with our current Professional Employer Organization - PEO) and by slightly reduced inventory costs resulting from the purchase of cheaper offshore product. Accordingly, gross profit increased 1% ($15,045) as compared to the three months ended April 30, 2004.

Sales for the nine months ended April 30, 2005 decreased $68,716 (1%) over sales for the comparable period of the prior year. Cost of goods sold decreased $199,890 (5%) from the corresponding period of the prior year primarily as a result of reduced sales, decreased cost of shop salaries (lower negotiated worker's compensation rates with new PEO), and reduced inventory costs resulting from the purchase of cheaper offshore product. Accordingly, gross profit increased for the nine month period ended April 30, 2005 by $131,174 (8%).

Operating (selling, general and administrative) expenses decreased approximately $21,000 for the three months ended April 30, 2005 as compared to the third quarter ended April 30, 2004 primarily as a result of decreased advertising expense ($5,800), reduced computer consulting expense ($4,200), and decreased employee related expenses ($11,000). Employee related expenditures were reduced as the result of lower negotiated worker's compensation and health insurance rates negotiated with a new PEO as well as suspended pension matching caused by the delay in transferring pension plans to the new PEO. Operating expenses when expressed as a percentage of sales decreased from 19.4% for the three months ended April 30, 2004 to 18.5% for the three months ended April 30, 2005 as a result of these factors and decreased sales volume.

Operating (selling, general and administrative) expenses decreased approximately $5,700 for the nine months ended April 30, 2005 as compared to the same period of the prior year. Operating expenses when expressed as a percentage of sales were approximately 19% for both the nine months ended April 30, 2005 and the nine months ended April 30, 2004.

The Company did not charge its operations with any research and development costs during the nine months ended April 30, 2005 or 2004. Interest and investment income increased from $30,007 for the nine months ended April 30, 2004 to $41,698 for the nine months ended April 30, 2005 due to fluctuations in the market values of certain investments (U.S. Treasury securities).

Net income for the three months ended April 30, 2005 was $112,186 as compared to $79,758 for the three months ended April 30, 2004 as a result of factors previously discussed herein. Net income for the nine months ended April 30, 2005 was $422,560 as compared to $328,168 for the nine months ended April 30, 2004. Basic earnings per share for the nine months ended April 30, 2005 and April 30, 2004 were $1.59 and $1.23 respectively.

During fiscal 2005, 2004, 2003, 2002, and 2001, the Company redeemed a total of 2,664 shares from 104 persons, 1,558 shares from 35 persons, 608 shares from 29 persons, 1,600 shares from 68 persons and 729 shares from 22 persons, respectively, pursuant to the Company's program to repurchase odd lots. In June 2003, the Company also repurchased a total of 691 shares held by a director and the Company's former chief executive officer at a purchase price of $12.00 per share.

---------------------------------------------------------------------------------------------------------
         2004 - 2005              QTR 1         QTR 2          QTR 3          QTR 4            YTD
---------------------------------------------------------------------------------------------------------
# SHARES REPURCHASED                58           301           2,305                          2,664
---------------------------------------------------------------------------------------------------------
# SHAREHOLDERS                      2             3              99                            104
---------------------------------------------------------------------------------------------------------
AVG SHARE PRICE                   $15.60        $19.67         $20.88                        $20.63
---------------------------------------------------------------------------------------------------------


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

         Management has not yet completed, and is not yet required to have completed, its assessment of the effectiveness of internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings:                 None

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds:

              (a)    None.

              (b)    Not applicable.

              (c) TNR's Stock Repurchase Plan of odd lots began in December 1995 as described under "Management's Discussion and Analysis of Financial Condition and Results of Operations." In June 2005, TNR terminated this Stock Repurchase Plan. The following table provides information as to the number of shares repurchased by TNR in the third quarter of 2005, the average price paid per share and the historical number of shares repurchased under the Plan as of the last day of each of the months shown in the table below. Also shown as of the last day of each month in the last column to the right is the number of odd lot shares that may be repurchased under the Plan.

ISSUER PURCHASES OF EQUITY SECURITIES - THIRD QUARTER 2005


-------------------------------------------------------------------------------------------------------------
                                                                                     (D) MAXIMUM NUMBER (OR
                          (A) TOTAL                           (C) TOTAL NUMBER OF      APPROXIMATE DOLLAR
                          NUMBER OF                            SHARES (OR UNITS)      VALUE) OF SHARES (OR
                            SHARES       (B) AVERAGE PRICE    PURCHASED AS PART OF   UNITS) THAT MAY YET BE
                          (OR UNITS)    PAID PER SHARE (OR     PUBLICLY ANNOUNCED      PURCHASED UNDER THE
        PERIOD            PURCHASED            UNIT)           PLANS OR PROGRAMS        PLANS OR PROGRAMS
-------------------------------------------------------------------------------------------------------------
Feb. 1-28,
2005                          649             $20.84                   649                 10,435 shs.
-------------------------------------------------------------------------------------------------------------
Mar. 1-31,
2005                        1,042             $21.17                 1,042                  9,243 shs.
-------------------------------------------------------------------------------------------------------------
Apr. 1-30,
2005                          614             $20.43                   614                  8,779 shs.
-------------------------------------------------------------------------------------------------------------
Total                       2,305             $20.88                 2,305                  8,779 shs.
-------------------------------------------------------------------------------------------------------------


Item 3.  Defaults Upon Senior Securities:   None

Item 4.  Submission of Matters to a Vote of Security Holders:  None

Item 5.  Other Information:

         On March 1, 2005, the Board of Directors of TNR approved a resolution to change its fiscal year to end on June 30th of each year commencing on June 30, 2005. TNR is filing herewith a Form 10-Q for its recent quarter ended April 30, 2005 and subsequently filing a transitional report on Form 10-K for its year ended June 30, 2005.

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

         The Company's principal executive office, sales, distribution and assembly facility is located at 301 Central Park Drive, Sanford, Florida 32771. These facilities, which consist of approximately 8,000 square feet of space, are leased from RKW Holdings Ltd., a Florida Limited Partnership, controlled by Wayne Thaw, an executive officer and director of the Company. The original Florida lease provided for a term of ten years with a current monthly base rent of $8,272 (including sales taxes) with annual increases of five percent over the preceding year's base rent. The Company is also responsible for the payment of all insurance, property, and other taxes related to the leased facilities. In fiscal 2004, 2003, 2002, 2001 and 2000, $90,785, $88,462, $85,345, $78,424,
$74,690 and $71,133, respectively, were paid by the Company to RKW, which amount increased by approximately 5% for fiscal 2005 over 2004. The foregoing amounts paid to RKW do not include insurance reimbursement of approximately $2,000 per year and property taxes paid of approximately $9,000 per year.

         On June 1, 2005, the Board of Directors of TNR Technical, Inc. approved a five year extension of the expiration date of its lease with RKW from May 31, 2006 to May 31, 2011 and an annual four percent increase in the monthly base rent. It should be noted that, the Company's Form 8-K dated June 1, 2005 erroneously refers to an annual five percent increase.

Item 6.  Exhibits:
         3        Certificate of Incorporation and Amendments thereto. (1)
         3(A)     By-Laws. (1)
         3(B)     February 1992 Certificate of Amendment to Certificate of
                  Incorporation (2)
         10       Lease Agreement dated January 17, 1996 by and between RKW
                  Holding Ltd. and the Registrant (3)
         10.1     Amendment to lease dated January 17, 1996 by and between RKW
                  Holdings Ltd. and the Company. (6)
         11       Earnings per share. See Financial Statements and Notes
                  thereto.
         31.1     Certification of Chief Executive Officer and Chief Financial
                  Officer Pursuant to Rule 13a-14(a) under the Securities
                  Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (5)
         32.1     Certification of Chief Executive Officer and Chief Financial
                  Officer pursuant to 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (5)
         99       1998 Incentive and Non-Statutory Stock Option Plan (4)

----------
(1) Exhibits 3 and 3(A) are incorporated by reference from Registration No. 2-85110 which were filed in a Registration Statement on Form S-18.
(2) Incorporated by reference to Form 10-K for the fiscal year ended July 31, 1992.

(3) Incorporated by reference to Form 10-K for the fiscal year ended July 31, 1996.
(4) Incorporated by reference to Form 10-K for the fiscal year ended July 31, 1999.
(5)  Filed herewith.
(6) Incorporated by reference to Form 8-K dated June 8, 2005 (date of earliest event June 1, 2005).

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                TNR TECHNICAL, INC.
                                                -------------------
                                                   (Registrant)
Dated: June 10, 2005
                                  By:   /s/ Wayne Thaw
                                       ----------------------------------------
                                       Wayne thaw, President, Chief Executive
                                       Executive Officer and Chief Financial
                                       Officer