Form 10-K
period 2005-06-30
TNR TECHNICAL INC
filed 2005-09-16
CIK 723615

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

     { }   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                                       OR
     {X}   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                 For the period August 1, 2004 to June 30, 2005

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

     As of August 12, 2005, the number of shares held by non-affiliates was approximately 123,000 shares. The approximate market value based on the last sale (i.e. $22.00 per share) of the Company's Common Stock as of the latest trade date of August 12, 2005 held by non-affiliates was approximately $2,706,000. The number of shares outstanding of the issuer's Common Stock as of August 12, 2005 was 260,850.

                                     PART I
Item 1.  Business

General

         TNR Technical, Inc. (the "Company") was incorporated on October 4, 1979 under the laws of the State of New York. The Company designs, assembles and markets primary and secondary batteries to a variety of industrial markets. The Company is an authorized distributor for several major battery manufacturers, the products of which are distributed nationally by the Company. The Company's business is conducted principally at its two facilities in Sanford, Florida and Santa Ana, California.

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

         Sales under industrial and distribution programs accounted for substantially all of the Company's total revenues during the Company's past three fiscal years and no one customer accounted for 10% or more of the Company's total revenues during these years. For the eleven months ended June 30, 2005 and fiscal year ended July 31, 2004, the Company had no significant backlog.

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

Employees

         At August 31, 2005, the Company leases from a non-affiliated party its staff which includes 24 persons. Such staff includes nine salespersons (including two executive officers), two accounting and administrative staff, three warehouse and shipping clerks and ten production workers. For a fee which is paid by the Company, the leasing company provides the payroll, 401(k) plan, worker's compensation insurance and health insurance. The Company's agreement with the leasing company can be terminated on short notice at any time by the Company.

Item 2.  Properties

         The Company's principal executive office, sales, distribution and assembly facility is located at 301 Central Park Drive, Sanford, Florida 32771. These facilities, which consist of approximately 8,000 square feet of space, are leased from RKW Holdings Ltd., a Florida Limited Partnership, controlled by Wayne Thaw, an executive officer and director of the Company. The Florida lease originally provided for a term of ten years expiring May 31, 2006 with a current monthly rent of $8,272 (including sales taxes) with annual increases of five percent over the preceding year's base rent. The Company entered into an agreement to extend the current lease for a period of five years through May 31, 2011, with annual increases of 4% over the preceding year's base rent. The Company is also responsible for the payment of all insurance, property, and other taxes related to the leased facilities. Property taxes estimated at $750 per month, inclusive of sales taxes, are accrued on a monthly basis.

          The Company also leases from Grove Investment Company, a non-affiliated company, a sales, distribution and assembly facility at 3400 W. Warner, Suites K, L and M, Santa Ana, CA 92704. These facilities consist of 6,480 square feet of space. The California lease commenced on July 1, 2000 and expires on June 30, 2006. The Company currently pays a base rent of $5,500 per month, which is subject to increase for its share of the landlord's increased operating expenses. The Company owns production equipment consisting primarily of welding, soldering, testing, pneumatic and material handling equipment, and inspection equipment which has been sufficient for its needs to date.

Item 3.  Legal Proceedings

         There are no material legal proceedings to which the Company is a party.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2005, which consisted of May and June of 2005.

                                     PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

         Principal Market and Stock Prices.

         The Company's Common Stock may be quoted in the over-the-counter market. The high and low sales prices of the Company's Common Stock are shown below for the eleven months ended June 30, 2005 and for the fiscal year ended July 31, 2004.

                                               High              Low
                                               ----              ---
Fiscal 2004
-----------
First Quarter                                $ 17.00           $ 14.20
Second Quarter                                 20.00             15.10
Third Quarter                                  18.50             15.00
Fourth Quarter                                 17.00             15.00

Fiscal 2005
-----------
First Quarter                                $ 16.60           $ 15.25
Second Quarter                                 18.95             16.05
Third Quarter                                  20.25             18.00
Fourth Quarter (May and June 2005)             21.00             18.50

         The closing last sale of the Company's Common Stock on June 28, 2005 was $20.50. The foregoing quotations represent approximately inter-dealers prices, without retail markup, markdown or commission and do not represent actual transactions. Such quotations should not be viewed as necessarily indicative of the price that could have been obtained on that date for a substantial number of securities due to the limited market and trading volume for the Company's securities.

         The approximate number of holders of record of the Company's Common Stock, as of August 16, 2005 was approximately 445 as supplied by the Company's transfer agent, American Stock Transfer Company, 59 Maiden Lane, New York, NY 10038.

         No cash dividends have been paid by the Company on its Common Stock in the past. In the future, regular or special dividends may be paid by the Company at the sole discretion of the Company's Board of Directors; however, there can be no assurances given that any regular or special dividends will be declared and paid by the Company.

Stock Repurchases - Fourth Quarter 2004

         TNR's Stock Repurchase Plan of odd lots began in December 1995 as described under "Management's Discussion and Analysis of Financial Condition and Results of Operations." For over nine years, there was no announced expiration date of this Stock Repurchase Plan which was originally terminated in June 2005 but has been extended through September 30, 2005 to provide additional time to stockholders (some of which have already contacted the Company) to present their odd lots shares for repurchase. The following table provides information as to the number of shares repurchased by TNR in the fourth quarter of 2005, the average price paid per share and the historical number of shares repurchased under the Plan as of the last day of each of the months shown in the table below. Also shown as of the last day of each month in the last column to the right is the number of odd lot shares estimated by Management that may be repurchased under the Plan. In the months of May and June 2005, the Company also repurchased 1,128 shares from eight persons and 655 shares from four persons at average prices of $20.20 and $21.68, respectively, which repurchases were made outside of the odd lot repurchase plan and were not made pursuant to any planned repurchases. The Company may from time-to-time purchase a limited number of shares either publicly or on a privately negotiated basis.

Issuer Purchases of Equity Securities - Fourth Quarter 2005

---------------------------------------------------------------------------------------------------------------------
                           (A) TOTAL      (B) AVERAGE PRICE        (C) TOTAL NUMBER OF         (D) MAXIMUM
                           NUMBER OF      PAID PER SHARE (OR         SHARES (OR UNITS)           NUMBER (OR
                            SHARES             UNIT)               PURCHASED AS PART OF      APPROXIMATE DOLLAR
                           (OR UNITS)                                PUBLICLY ANNOUNCED     VALUE) OF SHARES (OR
                           PURCHASED                                 PLANS OR PROGRAMS       UNITS) THAT MAY YET
                                                                                              BE PURCHASED UNDER
                                                                                           THE PLANS OR PROGRAMS (1)
---------------------------------------------------------------------------------------------------------------------
May 31, 2005                1,982             $ 20.38                       854                      7,985
---------------------------------------------------------------------------------------------------------------------
June 30, 2005                 969             $ 21.67                       314                      7,671
---------------------------------------------------------------------------------------------------------------------

(1) Amount set forth in the table does not include odd lot shares owned by beneficial owners where shares are held in brokerage accounts.

Recent Sales of Unregistered Securities

During the past three fiscal years, the Company had no sales of unregistered securities.

Item 6.                           SELECTED FINANCIAL DATA

                  The following selected financial data has been derived from the Company's financial statements which have been examined by independent certified public accountants. Such financial statements should be read in conjunction with the following financial data.

STATEMENT OF OPERATIONS SUMMARY:

===================================================================================================================================

                            Eleven Months Ended       Year Ended              Year Ended         Year Ended           Year Ended
                               June 30, 2005         July 31, 2004           July 31, 2003      July 31, 2002        July 31,  2001
                               -------------         -------------           -------------      -------------        --------------

-----------------------------------------------------------------------------------------------------------------------------------

Net sales                    $    7,317,700          $ 7,996,613         $    8,178,802        $     7,908,632       $   8,030,850
-----------------------------------------------------------------------------------------------------------------------------------
Net income                          533,879              454,202                584,930                559,448             522,121
-----------------------------------------------------------------------------------------------------------------------------------
Basic earnings per
share                               2.02                  1.70                   2.18                  2.15                  2.02
-----------------------------------------------------------------------------------------------------------------------------------
Cash dividends                      -0-                   -0-                     -0-                   -0-                   -0-
===================================================================================================================================

BALANCE SHEET DATA:

===================================================================================================================================
                               June 30, 2005       July 31, 2004           July 31, 2003         July 31, 2002        July 31, 2001
                               -------------       -------------           -------------         -------------        -------------

-----------------------------------------------------------------------------------------------------------------------------------

Working capital              $   5,433,018          $ 4,999,652          $    4,540,298        $     4,009,499           3,363,650
-----------------------------------------------------------------------------------------------------------------------------------

Total Assets                     5,932,606             5,457,584              5,093,227              4,491,653           4,011,867
-----------------------------------------------------------------------------------------------------------------------------------
Long-term debt (including
capital leases)
                                    -0-                   -0-                     -0-                    -0-                -0-
-----------------------------------------------------------------------------------------------------------------------------------
Total Shareholders' equity
                                 5,555,287             5,137,729              4,709,887              4,140,158           3,535,985
-----------------------------------------------------------------------------------------------------------------------------------

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

Liquidity and Capital Resources

         Working capital amounted to $5,433,018 at June 30, 2005 as compared to $4,999,652 at July 31, 2004. Cash and investments amounted to $3,796,690 at June 30, 2005 as compared to cash and investments of $3,319,346 at July 31, 2004. As more fully described in the "Statement of Cash flows" included in the Company's financial statements elsewhere herein, net cash used by operating activities for the eleven months ended June 30, 2005 and the fiscal year ended July 31, 2004 was $124,371 and $53,782 respectively; cash provided by operating activities in the fiscal year ended July 31, 2003 was $98,417.

         During the eleven months ended June 30, 2005, cash flow used in operating activities resulted primarily from the purchase of treasury securities and inventory (inventory levels were increased in anticipation of scheduled price increases by several vendors). Cash was provided primarily from the Company's net income of $533,879. The increase in income taxes payable, (and associated decrease in income taxes receivable), are a reflection of recording the current year tax provision at June 30, 2005. Accounts payable and accrued expenses decreased mainly as a result of the overall decrease in payroll and bonus-related accruals for the eleven months ended June 30, 2005 as compared to the previous fiscal year amounting to approximately $50,000. Net cash was used in investing and financing activities to purchase equipment and treasury stock, respectively.

         During fiscal 2004, cash flow used in operating activities resulted primarily from the purchase of treasury securities. Cash was provided primarily by the Company's net income of $454,202. Reduced sales resulted in decreases in accounts receivable. In response to reduced sales, a concerted effort was made by management to reduce the level of inventory on hand. Accounts payable and accrued expenses decreased primarily as a result of reduced inventory levels. The decrease in income tax payable and the subsequent increase in income tax receivable resulted from the payment of tax obligations and estimated tax payments. Cash was used in investing activities to purchase equipment and in financing activities to purchase treasury stock.

         During fiscal 2003, cash was provided by operating activities primarily due to the Company's net income of $584,930. Increases in accounts receivable resulted from increased sales. Inventory levels increased in response to longer lead times from vendors and in anticipation of a short supply of certain items with military applications. Decreases in accounts payable and accrued expenses were primarily the result of decreased bonus accruals. Increases in income taxes payable were related to estimated tax obligations. Cash was used in investing activities to purchase equipment and in financing activities to purchase treasury stock.

         During the past three years, the Company's liquidity needs have been satisfied from internal sources including cash from operations and amounts available from the Company's working capital. During fiscal 2006, management expects this trend to continue. There are no material commitments for capital expenditures or any long-term credit arrangements as of June 30, 2005.

Recent Trends

         Competition in wholesale distribution of batteries is increasing as offshore manufacturers, and subsequently U.S. manufacturers, sell directly to customers competing with distributors for the same market. Despite increased competition, new battery companies have entered the market offering lower prices, and selling directly to the end-user via web-based operations. This, combined with the expansion of local battery franchises in cities throughout the USA has increased the level of competition in the battery market.

Results of Operations

         Net sales for the eleven months ended June 30, 2005 as compared to the twelve months ended July 30, 2004 were expectedly less. The decrease in sales between the two periods of $678,913 is slightly higher than the average monthly sales for the eleven months ended June 30, 2005 of $665,245 primarily as a result of lost shipping days in the final week of June 2005 in order to take physical inventory. Net sales for fiscal 2004 fell 2.2%, or $182,189 as compared to fiscal 2003 as more of our customers moved to the offshore market. During the past three years, no customer accounted for more than 10% of revenues.

         The Company's gross margin increased approximately two percent to 29.56% for the eleven months ended June 30, 2005 as compared to 27.66% for fiscal 2004 and 27.8% for fiscal 2003. The increase in margin is directly related to the discontinuation of sales commissions for the eleven months ended June 30, 2005. Gross profit decreased $49,372 for the eleven months ended June 30, 2005 to $2,162,466 as compared to $2,211,838 and $2,273,443 in fiscal years ended 2004 and 2003, respectively.

         Operating (selling, general and administrative) expenses decreased $125,263 for the eleven months ended June 30, 2005 to $1,382,494 as compared to the twelve months ended July 31, 2005. The decrease in operating expenses between the two periods is slightly less than the average expense of the eleven months ended June 30, 2005 of $125,681. When expressed as a percentage of sales, operating expense for the eleven months ended June 30, 2005 was 18.9% as compared to 18.8% for fiscal 2004. Operating expenses for fiscal 2004 increased $79,677 to $1,507,756 from fiscal 2003 mainly as a result of net salary increases ($60,442) and overall employee related expenses ($29,074). In addition, there was a net decrease in general non-salary related expenses ($9,839).

         During the past three years, the Company did not charge its operations with any research and development costs. Increases in interest income of $7,575 and in investment gains of $27,211 were a result of the investment of excess operating cash in certificates of deposit and the fluctuation in the value of treasury securities, respectively.

         Net income for the eleven months ended June 30, 2005 was $533,879 as compared to $454,202 for fiscal 2004 and $584,930 for fiscal 2003. Basic earnings per share for fiscal 2005, fiscal 2004, and fiscal 2003 were $2.02, $1.70, and $2.18 respectively.

Purchase of Treasury Stock

         Management of TNR Technical, Inc. over the years received a number of comments from its odd lot stockholders regarding the costs associated with any sale of their odd lots. Further, management would like to reduce the Company's expense of maintaining mailings to odd lot holders. Accordingly, TNR from time-to-time over a period of approximately nine years has privately purchased from holders of its Common Stock, such odd lots (i.e. 99 shares or less) and on a limited basis, round lots of 100 or more shares. The purchase price paid was based upon the market value of the Company's Common Stock on the NASD electronic bulletin board of the Company's Common Stock for the preceding trading day. Stockholders were not permitted to break up their stockholdings into odd lots. The Company's odd lot repurchase plan originally terminated in June 2005 but has been extended through September 30, 2005 to provide additional time to stockholders (some of which have already contacted the Company) to present their odd lot shares for repurchase. Stock repurchases of the Company's Common Stock will be considered on a limited basis in the future.

         During fiscal 2005, 2004, 2003, 2002, and 2001, the Company redeemed a total of 5,615 shares from 158 persons, 1,713 shares from 37 persons, 598 shares from 29 persons, 1,600 shares from 68 persons and 729 shares from 22 persons, respectively. In June 2003, the Company also repurchased a total of 691 shares held by a director and the Company's former chief executive officer at a purchase price of $12.00 per share.

 ------------------------------------------------------------------------------------------------------
         2004 - 2005            QTR 1          QTR 2          QTR 3          QTR 4           YTD
 ------------------------------------------------------------------------------------------------------
 # SHARES REPURCHASED             58            301           2,305           2,951         5,615
 ------------------------------------------------------------------------------------------------------
 SHAREHOLDERS                     2              3              99                54         158
 ------------------------------------------------------------------------------------------------------
 AVG SHARE PRICE                $15.60        $19.67          $20.88        $ 20.79         $20.80
 ------------------------------------------------------------------------------------------------------

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

Item 9(a) Controls and Procedures

         The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level at the end of our most recent fiscal year ended June 30, 2005. There have been no changes in the Company's disclosure controls and procedures or in other factors that could affect the disclosure controls subsequent to the date the Company completed its evaluation.

         Management has not yet completed, and is not yet required to have completed, its assessment of the effectiveness of internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act.

Item 9(b)  Other Information

              None.

                               TNR TECHNICAL, INC.

                              FINANCIAL STATEMENTS

                         JUNE 30, 2005 AND JULY 31, 2004


                   (WITH INDEPENDENT AUDITORS' REPORT THEREON)

                               TNR TECHNICAL, INC.

                          INDEX TO FINANCIAL STATEMENTS






Independent Auditors' Report...........................................................................F-1

Financial Statements:

        Balance Sheets - June 30, 2005 and July 31, 2004...............................................F-2

        Statements of Operations - Eleven months ended June 30, 2005 and the years ended July 31, 2004 and 2003..................................................F-4

        Statements of Shareholders' Equity - Eleven months ended June 30, 2005 and the years ended July 31, 2004 and 2003..................................................F-5

        Statements of Cash Flows - Eleven months ended June 30, 2005 and the years ended July 31, 2004 and 2003..................................................F-6

Notes to Financial Statements..........................................................................F-8


                          TSCHOPP, WHITCOMB & ORR, P.A.
                     2600 MAITLAND CENTER PARKWAY, SUITE 330
                               MAITLAND, FL 32751




                          INDEPENDENT AUDITORS' REPORT



The Shareholders and Board of Directors
TNR Technical, Inc.:


We have audited the accompanying balance sheets of TNR Technical, Inc. as of June 30, 2005 and July 31, 2004, and the related statements of operations, shareholders' equity and cash flows for the eleven months ended June 30, 2005 and each of the years in the two-year period ended July 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TNR Technical, Inc. as of June 30, 2005 and July 31, 2004 and the results of its operations and its cash flows for the eleven months ended June 30, 2005 and the two years ended July 31, 2004 in conformity with accounting principles generally accepted in the United States of America.


/S/  TSCHOPP, WHITCOMB & ORR, P.A.



August 5, 2005
Maitland, Florida

                               TNR TECHNICAL, INC.

                                 BALANCE SHEETS

                         June 30, 2005 and July 31, 2004



                                     ASSETS
                                                                                          2005                  2004
                                                                                   -------------------   -------------------

Current assets:
     Cash and cash equivalents                                                          $  431,632              710,636
      Investments (note 4)                                                               3,365,058            2,608,710
     Accounts receivable - trade, less allowance for doubtful
         accounts of $15,139 in 2005 and $19,652 in 2004                                   654,007              649,018
     Inventories (note 2)                                                                1,188,845            1,127,143
     Income taxes receivable (note 6)                                                            -               70,258
     Prepaid expenses and other current assets                                              30,795               32,742
     Deferred income taxes (note 6)                                                        120,000              102,000
                                                                                        ----------           ----------

               Total current assets                                                      5,790,337            5,300,507

Property and equipment, at cost, net of accumulated
   depreciation and amortization (note 3)                                                  126,385              140,886

Other assets:
     Deposits                                                                               15,884               16,191
                                                                                        ----------           ----------

                                                                                        $5,932,606            5,457,584
                                                                                        ==========           ==========


See accompanying notes to financial statements.

                               TNR TECHNICAL, INC.

                                 BALANCE SHEETS

                         June 30, 2005 and July 31, 2004



                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                             2005                2004
                                                                                    -------------------    ------------------
Current liabilities:
     Accounts payable                                                                     $   122,400              124,280
     Accrued expenses                                                                         128,538              176,575
     Income taxes payable (note 6)                                                            106,381                    -
                                                                                          -----------          -----------

               Total current liabilities                                                      357,319              300,855

Deferred tax liability (note 6)                                                                20,000               19,000
                                                                                          -----------          -----------

               Total liabilities                                                              377,319              319,855
                                                                                          -----------          -----------

Commitment (note 7)

Shareholders' equity:
     Common stock - $.02 par value, authorized 500,000
        shares; issued and outstanding 313,581
        shares in 2005 and 2004 (note 5)                                                        6,272                6,272
     Additional paid-in capital                                                             2,698,261            2,698,261
     Retained earnings                                                                      3,237,546            2,703,667
                                                                                          -----------          -----------

                                                                                            5,942,079            5,408,200
     Less cost of treasury stock 52,808 and 47,373
        shares in 2005 and 2004, respectively                                                (386,792)            (270,471)
                                                                                          -----------          -----------

               Total shareholders' equity                                                   5,555,287            5,137,729
                                                                                          -----------          -----------

                                                                                          $ 5,932,606            5,457,584
                                                                                          ===========          ===========

See accompanying notes to financial statements.

                               TNR TECHNICAL, INC.

                            STATEMENTS OF OPERATIONS

  Eleven months ended June 30, 2005 and the years ended July 31, 2004 and 2003


                                                                      2005                    2004                    2003
                                                                ------------------      ------------------     -------------------

Revenues:
     Net sales (note 9)                                            $7,317,700                7,996,613              8,178,802
                                                                   ----------               ----------             ----------

Cost and expenses:
     Cost of goods sold                                             5,155,234                5,784,775              5,905,359
     Selling, general and administrative (note 10)                  1,382,494                1,507,757              1,428,079
                                                                   ----------               ----------             ----------

                                                                    6,537,728                7,292,532              7,333,438
                                                                   ----------               ----------             ----------

               Operating income                                       779,972                  704,081                845,364

Non-operating revenue (expense):
     Interest income                                                    8,913                    1,338                 12,738
     Investment gains, net (note 4)                                    75,324                   48,113                 68,096
     Other, net (note 11)                                                   -                  (10,330)                (8,058)
                                                                   ----------               ----------             ----------

               Income before income taxes                             864,209                  743,202                918,140

Income tax expense (note 6)                                           330,330                  289,000                333,210
                                                                   ----------               ----------             ----------

               Net income                                          $  533,879                  454,202                584,930
                                                                   ==========               ==========             ==========

Basic earnings per share                                           $     2.02                     1.70                   2.18
                                                                   ==========               ==========             ==========

Diluted earnings per share                                         $     1.77                     1.52                   1.97
                                                                   ==========               ==========             ==========

Weighted average number of shares - Basic                             264,843                  266,552                268,745
                                                                   ==========               ==========             ==========

Weighted average number of shares - Diluted                           301,110                  299,389                296,212
                                                                   ==========               ==========             ==========


See accompanying notes to financial statements.

                               TNR TECHNICAL, INC.

                       STATEMENTS OF SHAREHOLDERS' EQUITY

  Eleven months ended June 30, 2005 and the years ended July 31, 2004 and 2003


                                                                           ADDITIONAL
                                             COMMON STOCK                    PAID-IN            RETAINED            TREASURY
                                      SHARES              AMOUNT             CAPITAL            EARNINGS             STOCK
                                 -----------------   -----------------   ----------------   -----------------   -----------------


Balances, July 31, 2002               313,581           $   6,272           2,698,261           1,664,535            (228,910)

Net income                                  -                   -                   -             584,930                   -

Purchase of Company
   stock                                    -                   -                   -                   -             (15,201)
                                    ---------           ---------           ---------           ---------           ---------

Balances, July 31, 2003               313,581               6,272           2,698,261           2,249,465            (244,111)

Net income                                  -                   -                   -             454,202                   -

Purchase of Company
   stock                                    -                   -                   -                   -             (26,360)
                                    ---------           ---------           ---------           ---------           ---------

Balances, July 31, 2004               313,581               6,272           2,698,261           2,703,667            (270,471)

Net income                                  -                   -                   -             533,879                   -

Purchase of Company
   stock                                    -                   -                   -                   -            (116,321)
                                    ---------           ---------           ---------           ---------           ---------

Balances, June 30, 2005               313,581           $   6,272           2,698,261           3,237,546            (386,792)
                                    =========           =========           =========           =========           =========




See accompanying notes to financial statements.

                               TNR TECHNICAL, INC.

                            STATEMENTS OF CASH FLOWS

  Eleven months ended June 30, 2005 and the years ended July 31, 2004 and 2003





                                                                                2005               2004                2003
                                                                          -----------------  -----------------   -----------------

Cash flows from operating activities:
   Net income                                                                   $ 533,879          454,202          584,930
   Adjustments to reconcile net income to net cash
      provided by operations:
         Deferred income taxes                                                    (17,000)         (34,000)          (3,000)
         Depreciation and amortization                                             52,813           45,305           57,790
         Provision for doubtful accounts                                            7,700            8,400            8,400
         Investment gains, net                                                    (75,324)         (48,113)         (68,096)
         Loss on disposition of fixed assets                                            -           10,330            8,058
         Changes in operating assets and liabilities:
           Accounts receivable                                                    (12,689)          81,863         (170,631)
           Purchase of investments and accrued interest                          (681,024)        (570,538)        (171,144)
           Inventories                                                            (61,702)         157,654         (192,245)
           Prepaid expenses and other assets                                        1,947           (6,142)          (9,756)
           Accounts payable and accrued expenses                                  (49,917)         (24,459)         (26,181)
           Deposits                                                                   307                -             (734)
           Income taxes receivable/payable                                        176,639         (128,284)          81,026
                                                                                ---------        ---------        ---------

             Net cash provided by (used in) operating activities                 (124,371)         (53,782)          98,417
                                                                                ---------        ---------        ---------

Cash flows from investing activities:
     Purchase of property and equipment                                           (38,312)         (43,123)        (104,044)
                                                                                ---------        ---------        ---------


             Net cash used in investing activities                                (38,312)         (43,123)        (104,044)
                                                                                ---------        ---------        ---------





See accompanying notes to financial statements.

                               TNR TECHNICAL, INC.

                            STATEMENTS OF CASH FLOWS

  Eleven months ended June 30, 2005 and the years ended July 31, 2004 and 2003





                                                                                2005               2004                2003
                                                                          -----------------  -----------------   -----------------

Cash flows from financing activities:
         Purchase of treasury stock                                            $(116,321)            (26,360)            (15,201)
                                                                               ---------           ---------           ---------

             Net cash used in financing activities                              (116,321)            (26,360)            (15,201)
                                                                               ---------           ---------           ---------

             Decrease in cash and cash equivalents                              (279,004)           (123,265)            (20,828)

Cash and cash equivalents - beginning of year                                    710,636             833,901             854,729
                                                                               ---------           ---------           ---------

Cash and cash equivalents - end of year                                        $ 431,632             710,636             833,901
                                                                               =========           =========           =========

Supplemental disclosures of cash flow information:
         Cash paid during the year for interest                                      $ -                   -                   -
                                                                               =========           =========           =========

         Cash paid during the year for income taxes                            $ 170,691             452,258             255,184
                                                                               =========           =========           =========


See accompanying notes to financial statements.

                               TNR TECHNICAL, INC.

                          NOTES TO FINANCIAL STATEMENTS

                         June 30, 2005 and July 31, 2004

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (A) NATURE OF OPERATIONS

        TNR Technical, Inc. (TNR or the Company) designs, assembles and markets batteries and multi-cell battery packs to a wide variety of industrial markets. The Company is a distributor for a number of major U.S. battery manufacturers and markets its products nationally.

    (B) ACCOUNTS RECEIVABLE

        Accounts receivable are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectible amounts using the reserve method based on its assessment of the current status of the individual receivables and after using reasonable collection efforts. As of June 30, 2005, the balance of the reserve recorded for uncollectible amounts amounted to approximately $15,000.

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

    (D) INVENTORIES

        Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. Most of the Company's inventory consists of purchased product held for resale. Finished goods, (including work-in-progress), represent assembled products which are generally minimal with respect to inventory balances taken as a whole. These products, which are substantially produced on a made to order basis, include all direct costs such as labor, purchased products/materials and indirect costs associated with the assembly process, such as indirect labor, supplies and warehousing costs.

                               TNR TECHNICAL, INC.

                          NOTES TO FINANCIAL STATEMENTS

                         June 30, 2005 and July 31, 2004

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

                         June 30, 2005 and July 31, 2004

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

    (J) FINANCIAL INSTRUMENTS FAIR VALUE, CONCENTRATION OF BUSINESS AND CREDIT RISKS

        The carrying amount reported in the balance sheet approximates fair value for cash, investments, accounts receivable, accounts payable and accrued expenses. Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade accounts receivable which amount to approximately $650,000. The Company performs periodic credit evaluations of its trade customers and generally does not require collateral. The Company maintains its cash balances at certain financial institutions in which balances are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company's uninsured balances amount to approximately $167,000 and $466,000 at June 30, 2005 and July 31, 2004, respectively.

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

                         June 30, 2005 and July 31, 2004

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

    (O) RECLASSIFICATIONS

        Certain amounts from 2004 and 2003 have been reclassified to conform with the 2005 presentation.

(2) INVENTORIES

        Inventories consist of the following:

                                                                                      2005                  2004
                                                                                      ----                  ----

               Finished goods/work-in-progress                                     $   35,665                 33,814

               Purchased product and materials                                      1,153,180              1,093,329

                                                                                   $1,188,845              1,127,143
                                                                                   ==========             ==========

(3) PROPERTY AND EQUIPMENT

    Property and equipment consists of the following:

                                                                                      2005                  2004
                                                                                      ----                  ----

               Machinery and equipment                                             $  312,799                275,840
               Leasehold improvements                                                  25,749                 25,748
                                                                                   ----------             ----------

                                                                                      338,548                301,588
               Less accumulated depreciation and amortization                         212,163                160,702
                                                                                   ----------             ----------

                                                                                   $  126,385                140,886
                                                                                   ==========             ==========

                               TNR TECHNICAL, INC.

                          NOTES TO FINANCIAL STATEMENTS

                         June 30, 2005 and July 31, 2004

(4) INVESTMENTS

    Investments held by the Company are classified as trading securities and consist of certificates of deposit and certain government and corporate fixed income securities.

    Unrealized gains and losses associated with trading securities are included in earnings on a current basis. Realized trading gains associated with trading securities still held as of June 30, 2005 amounted to $53,782. The Company determines cost on the specific identification basis. The following table summarizes the Company's investments at June 30, 2005.

                                                              Fair                                   Unrealized
                                                             Value                Cost             Gains (Losses)
                                                        -----------------    ----------------    --------------------

     Certificates of deposit                               $  557,141               557,141                   -
     U.S. Government notes                                  2,607,498             2,620,610             (13,112)
     Corporate fixed income bonds                             166,570               175,000              (8,430)
     Accrued interest                                          33,849                33,849                   -
                                                           ----------            ----------          ----------

                                                           $3,365,058             3,386,660             (21,542)
                                                           ==========            ==========          ==========

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

                               TNR TECHNICAL, INC.

                          NOTES TO FINANCIAL STATEMENTS

                         June 30, 2005 and July 31, 2004

(5) STOCK OPTION PLANS -CONTINUED

    The 1998 Incentive and Non-Qualified Stock Option Plan, (the "1998 Plan"), was approved by the Board of Directors effective December 15, 1998 subject to stockholder approval within 12 months. The 1998 Plan covers 60,000 shares of Common Stock, subject to adjustment of shares under the anti-dilution provisions of the 1998 Plan. The 1998 Plan authorizes the issuance of the options covered thereby as either "Incentive Stock Options" within the meaning of the Internal Revenue Code of 1986, as amended, or as "Non-Statutory Stock Options." Persons eligible to receive options under the 1998 Plan include employees, directors, officers, consultants or advisors, provided that bona fide services shall be rendered by consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital raising transaction; however, only employees (who may also be officers and/or directors) are eligible to receive an Incentive Stock Option. The 1998 Plan also provides that no options may be granted after December 15, 2008. At June 30, 2005 no stock options have been granted under this plan.

    Options granted and issued by the Company consist of the following:

                                                                NUMBER                  WEIGHTED AVERAGE PRICE
                                                                ------                  ----------------------
         Balance outstanding, July 31, 1997                     30,000                           $   3.25
                     Options granted                                 -                                  -
                     Options expired                                 -                                  -
                                                               -------                              -----

         Balance outstanding, July 31, 1998                     30,000                               3.25
                     Options granted                             7,000                               5.00
                     Options expired                                 -                                  -
                                                               -------                              -----

         Balance outstanding, July 31, 1999                     37,000                               3.58
                     Options granted                                 -                                  -
                     Options expired                                 -                                  -
                                                               -------                              -----

         Balance outstanding, July 31, 2000                     37,000                               3.58

                     Options granted                                 -                                  -
                     Options expired                                 -                                  -
                                                               -------                              -----

         Balance outstanding, July 31, 2001                     37,000                               3.58

                     Options granted                            23,000                               6.80
                     Options exercised                         (12,000)                              3.54
                                                               -------                              -----

         Balance outstanding, July 31, 2002                     48,000                               5.13


                                                                     (Continued)

                               TNR TECHNICAL, INC.

                          NOTES TO FINANCIAL STATEMENTS

                         June 30, 2005 and July 31, 2004


(5) STOCK OPTION PLANS - CONTINUED

                                                                NUMBER                  WEIGHTED AVERAGE PRICE
                                                                ------                  ----------------------
         Balance outstanding, July 31, 2002                      48,000                         5.13

                     Options granted                                  -                            -
                     Options exercised                                -                            -
                                                                 ------                         ----

         Balance outstanding, July 31, 2003                      48,000                         5.13

                     Options granted                                  -                            -
                     Options exercised                                -                            -

         Balance outstanding, July 31, 2004                      48,000                         5.13

                     Options granted                                  -                            -
                     Options exercised                                -                            -
                                                                 ------                         ----

         Balance outstanding, June 30, 2005                      48,000                         5.13
                                                                 ======                         ====

    Information relating to options at June 30, 2005, summarized by exercise price, is as follows:

                  OUTSTANDING AND EXERCISABLE                                      WEIGHTED AVERAGE
                  ---------------------------                                      ----------------
         EXERCISE PRICE              EQUIVALENT SHARES                      EXERCISE PRICE             YEAR
         --------------              -----------------                      --------------             ----
             $ 3.25                            20,000                            3.25                  3.5
               5.00                             5,000                            5.00                  5.5
               6.80                            23,000                            6.80                  8.3
                                               ------
                                               48,000                            5.13                  6.0
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

                         June 30, 2005 and July 31, 2004


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

    Accordingly, management has not presented the pro forma effects of the application of SFAS No. 123 herein with respect to net earnings and earnings per share for the eleven months ended June 30, 2005 and the years ended July 31, 2004 and 2003.

(6) INCOME TAXES

    The income tax provision for the eleven months ended June 30, 2005 and the years ended July 31, 2004 and 2003 consists of the following:

                                                                2005                  2004                 2003
                                                                ----                  ----                 ----

         Current:
              Federal                                        $ 293,260               240,000               270,000
              State                                             54,070                55,000                66,210
                                                             ---------             ---------             ---------

                                                               347,330               295,000               336,210
                                                             ---------             ---------             ---------



         Deferred:
              Federal                                          (13,000)               (5,000)               (2,000)
              State                                             (4,000)               (1,000)               (1,000)
                                                             ---------             ---------             ---------

                                                               (17,000)               (6,000)               (3,000)
                                                             ---------             ---------             ---------

                  Total                                      $ 330,330               289,000               333,210
                                                             =========             =========             =========


                                                                     (Continued)

                               TNR TECHNICAL, INC.

                          NOTES TO FINANCIAL STATEMENTS

                         June 30, 2005 and July 31, 2004


(6) INCOME TAXES - CONTINUED

    Income tax expense attributable to income before income tax differed from the amount computed by applying the U.S. Federal income tax rate of 34% to income from operations before income taxes as a result of the following:

                                                                2005                  2004                 2003
                                                                ----                  ----                 ----

         Computed "expected" tax expense                       $ 294,000            253,000              312,000
         Increase (reduction) in income tax expense
             resulting from:
                State income taxes, net of federal
                   income tax benefit                             42,000             37,000               44,000
                Overaccrual of income tax
                   liability in prior year                        (3,000)                 -              (22,790)
                Adjustment to deferred tax assets to
                   reflect current effective tax rates
                   and other                                      (2,670)            (1,000)                   -
                                                               ---------          ---------            ---------

                                                               $ 330,330            289,000              333,210
                                                               =========          =========            =========

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at June 30, 2005 and July 31, 2004 are presented below:

                                                                                      2005                   2004
                                                                                      ----                   ----

         Deferred tax assets:
            Inventories, principally due to additional costs
              inventoried for tax purposes                                         $  58,000                  48,000
            Accounts receivable, due to allowance for
              uncollectible accounts                                                   6,000                   7,000
            Investments, due to exclusion of unrealized losses
              for tax purposes                                                        56,000                  47,000
                                                                                   ---------               ---------

                                                                                     120,000                 102,000
         Less valuation allowance                                                          -                       -
                                                                                   ---------               ---------

                                                                                     120,000                 102,000
                                                                                   ---------               ---------

         Deferred tax liabilities:
            Property and equipment, due to additional
              depreciation for tax purposes                                          (20,000)                (19,000)
                                                                                   ---------               ---------

                  Net deferred tax assets                                          $ 100,000                  83,000
                                                                                   =========               =========

                                                                     (Continued)

                               TNR TECHNICAL, INC.

                          NOTES TO FINANCIAL STATEMENTS

                         June 30, 2005 and July 31, 2004


(6) INCOME TAXES - CONTINUED

Deferred taxes are presented in the accompanying balance sheets as:

                                                                                    2005                   2004
                                                                                    ----                   ----

         Current deferred tax assets                                              $ 120,000                 102,000
         Noncurrent deferred tax liability                                          (20,000)                (19,000)
                                                                                  ---------               ---------

                                                                                  $ 100,000                  83,000
                                                                                  =========               =========

    In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. Management considers the projected future taxable income and tax planning strategies in making this assessment. The Company believes that future earnings in addition to the amount of the taxable differences which will reverse in future periods, will be sufficient to offset recorded deferred tax assets and, accordingly, a valuation allowance is not considered necessary at June 30, 2005 and July 31, 2004.

    At June 30, 2005, the Company recorded a liability for estimated income taxes payable in excess of estimated tax payments made of $106,381. At July 31, 2004, the Company recorded a receivable of $70,258 as a result of estimated tax payments exceeding the estimated income tax liability for the year ending July 31, 2004.

(7) LEASE COMMITMENTS

    The Company leases its Florida office, warehouse and distribution facilities from a partnership controlled by an executive officer, shareholder and director of TNR. The lease agreement provides payment of real estate taxes and insurance and extends through May 2016. The Company also leases warehouse and distribution facilities in California from an unrelated party under a three-year operating lease agreement expiring in 2006. Future minimum rental payments associated with these operating lease obligations are indicated below:

                  YEAR ENDING JUNE 30,

                          2006                             151,260
                          2007                              96,803
                          2008                             100,674
                          2009                             104,702
                          2010                             108,890
                       Thereafter                          103,463


                                                                     (Continued)

                               TNR TECHNICAL, INC.

                          NOTES TO FINANCIAL STATEMENTS

                         June 30, 2005 and July 31, 2004


(7) LEASE COMMITMENTS - CONTINUED

    Total lease and rental expense amounted to $153,849, $161,420, and $155,290 in 2005, 2004, and 2003, respectively. In 2005, 2004 and 2003 lease expense associated with related parties amounted approximately to $95,000, $91,000, and $89,000, respectively.

(8) RETIREMENT PLAN

    The Company participates in a qualified retirement plan (Plan) with a salary deferral feature designed to qualify under Section 401 of the Internal Revenue Code. Employees of the Company are eligible to participate in the Plan if they meet certain minimum age and period of credited service requirements. The Plan allows participants to defer up to 25% of their compensation on a pre-tax basis subject to certain maximum amounts. The Plan allows the Company to make matching contributions not to exceed 6% of the eligible participant compensation. In 2005, 2004 and 2003, the Company made matching contributions of $21,550, $34,608 and $20,838, respectively.

(9) SALES TO MAJOR CUSTOMERS

    During the eleven months ended June 30, 2005 and the years ended July 31, 2004 and 2003 no customer accounted for more than 10% of total revenues.

(10) SUPPLEMENTARY INFORMATION

                                                                2005                    2004                   2003
                                                                ----                    ----                   ----

        Advertising costs                                     $15,249                 17,590                 10,157
        Provision for doubtful accounts                         7,700                  8,400                  8,400


    The provision for doubtful accounts and advertising costs are included in selling, general and administrative costs in the accompanying statements of operations.

(11) NON-OPERATING REVENUE (EXPENSE)

    Other non-operating expense, net, for the eleven months ended June 30, 2005 and the years ended July 31, 2004 and 2003 is comprised of the following:

                                                              2005                     2004               2003
                                                              ----                     ----               ----

         Loss on disposition of fixed assets                $          -            (10,330)            (8,058)
                                                                --------           --------           --------

                                                            $          -            (10,330)            (8,058)
                                                                ========           ========           ========

                               TNR TECHNICAL, INC.

                          NOTES TO FINANCIAL STATEMENTS

                         June 30, 2005 and July 31, 2004


(12) SELECTED FINANCIAL DATA (UNAUDITED)

    The following is a summary of the quarterly results of operations for the eleven months ended June 30, 2005 and the year ended July 31, 2004, respectively:

                                                                                                TWO MONTHS      ELEVEN MONTHS
                                            QUARTER ENDED   QUARTER ENDED    QUARTER ENDED         ENDED            ENDED
                                             OCTOBER 31,     JANUARY 31,       APRIL 30,         JUNE 30,         JUNE 30,
                                            -------------   -------------    --------------     -----------     --------------
                  2005

      Net revenues                            $1,965,739      1,985,775      2,026,846            1,339,340        7,317,700
      Net income                                 178,479        131,895        112,186              111,319          533,879
      Basic earnings per share                      0.67           0.50           0.42                 0.43             2.02
      Weighted-average number of
         shares issued and outstanding           266,181        266,075        264,688              261,960          264,843


                                            QUARTER ENDED   QUARTER ENDED    QUARTER ENDED     QUARTER ENDED     YEAR ENDED
                                             OCTOBER 31,     JANUARY 31,       APRIL 30,         JULY 31,         JULY 31,
                                            --------------  -------------    --------------    -------------     ----------
                  2004

      Net revenues                             2,108,438      1,893,663      2,044,975            1,949,537        7,996,613
      Net income                                 134,965        113,445         79,758              126,034          454,202
      Basic earnings per share                      0.51           0.43           0.30                 0.46             1.70
      Weighted-average number of
         shares issued and outstanding           267,003        266,461        266,313              266,221          266,552


                               TNR TECHNICAL, INC.

                          NOTES TO FINANCIAL STATEMENTS

                         June 30, 2005 and July 31, 2004


(13) UNAUDITED RESULTS OF OPERATIONS

    The following is a presentation of the unaudited results of operations for the eleven months ended June 30, 2004:

      Revenues:
          Net Sales                                                                                               $ 7,350,679
                                                                                                                  -----------

      Cost and expenses:
          Cost of goods sold                                                                                        5,333,382
          Selling, general and administrative                                                                       1,357,438
                                                                                                                  -----------

                                                                                                                    6,690,820
                                                                                                                  -----------

               Operating income                                                                                       659,859

      Non-operating revenue (expense):
          Interest income                                                                                               1,153
          Investment gains, net                                                                                        24,301
          Other, net                                                                                                   (3,173)
                                                                                                                  -----------

               Income before income taxes                                                                             682,140

      Income tax expense                                                                                              265,256
                                                                                                                  -----------

               Net income                                                                                         $   416,884
                                                                                                                  ===========

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

                  The names, ages and principal occupations of the Company's present directors, and the date on which their term of office commenced and expires, are listed below.

                                                          Term                First
                                                           of                Became                   Principal
      Name                                Age            Office             Director                 Occupation
      ----                                ---            ------             --------                 ----------

      Wayne Thaw                           48             (1)                 1983            Chairman of the
                                                                                              Board, Chief
                                                                                              Executive Officer
                                                                                              President

      Jerrold Lazarus                      73             (1)                 1987            Retired

      Norman L. Thaw                       72             (1)                 1979            President of
                                                                                              Stride Rite
                                                                                              Stables, Inc.,
                                                                                              Private Investor


      Mitchell Thaw                        49             (1)                 1998            Co-Manager -
                                                                                               Hedge Fund
      Patrick Hoscoe                       42
                                                          (1)                 1998            Vice President
                                                                                              And Operations
                                                                                              Manager of the
                                                                                              Company's West
                                                                                              Coast Division
      Larry J. Kaczmarek                   43
                                                          (1)                 2004            Devereux Florida,
                                                                                              Director of Finance
      Anthony Guadagnino                   58
                                                          (1)                 2004            President of
                                                                                              Presidential South,
                                                                                              Inc.
      ---------
      (1)   Directors are elected at the annual meeting of stockholders and hold office until the following annual meeting.

Officers of the Company

         Wayne Thaw is Chairman of the Board, Chief Executive Officer, Chief Financial Officer, President and Treasurer of the Company. Patrick Hoscoe serves as Vice President of the Company. Kathie Thaw serves as Secretary of the Company. The terms of all officers expire at the annual meeting of directors following the annual stockholders meeting. Officers serve at the pleasure of the Board and may be removed, either with or without cause, by the Board of Directors, and a successor elected by a majority vote of the Board of Directors, at any time.

Biographical Information

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

         Norman L. Thaw is one of the founders of the Company and served as its Chairman and Chief Executive Officer between March 1987 and April 1988. For more than five years, Mr. Thaw's principal occupation is the President of Stride Rite Stables, Inc., a thoroughbred racing and breeding farm in South Florida.

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

         Larry J. Kaczmarek, since September 2004, has served as Director of Finance of Devereux Florida, one of the largest not for profit organizations in central Florida, serving as a mental health service provider for young children throughout Florida. Between February and August, 2004, Mr. Kaczmarek was self employed and served as a senior financial consultant to his clients. Between April 2000 and January 2003, he served as Chief Financial Officer of Protegrity Holdings, Inc., a mid-sized company specializing in administration of workers' compensation insurance in Longwood, Florida. As Chief Financial Officer, he supervised a staff of 12 persons and was responsible for all financial and accounting functions, served as lead contact with the bank as to its credit facility, responsible for all risk management needs, lead negotiator relating to certain service contracts and developed and implemented specialized financial reports that provide the chief executive officer and product line leaders with current results and run rate trends. From 1997 to April 2000, he served as director of workers' compensation for Humana Inc. of Louisville, Kentucky. Between 1995 - 1997, he served as director of finance at Humana Inc. Between 1990 - 1995, Mr. Kaczmarek served as director of financial analysis and planning at Emphesys Financial Group, Inc., Green Bay, Wisconsin. He has a Bachelor of Science in Public Finance from Indiana University, which he received in 1984.

         Anthony Guadagnino has been President and owner of Presidential Group South, Inc. since 1985. Presidential Group South is a property management company servicing the needs of Central Florida. Presidential Group South has managed various real estate properties in Orange, Seminole and Volusia County, including single family homes, condominium and homeowners association, commercial and residential real estate buildings amounting to over 4,000 units. Mr. Guadagnino is a licensed broker and certified association manager. He has been licensed in Maryland, Virginia and Washington, D.C. Mr. Guadagnino has been in property management since 1975 and has developed condominiums in the Washington D.C. area. He has also served as a senior accountant at Eisen & Lubin, a New York City CPA firm, where he was in charge of various real estate and retail client audits for major clients from 1969 to 1972. He is a graduate of the City College of New York, Bernard Baruch School of Business with a Bachelor of Science in Business Administration majoring in Accounting.

         Family Relationships

         Norman L. Thaw is the father of Wayne Thaw and Mitchell Thaw. Wayne Thaw and Kathie Thaw are married.

         Compliance with Section 16(a) of the Securities Exchange Act of 1934

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Officers, directors and greater than ten percent stockholders are required by the Commission's regulations to furnish the Company with copies of all Section 16(a) forms they file. During year ended June 30, 2005, no officers, directors or greater than 10% stockholders filed any forms late other than a Form 3 that was filed late in September 2005 for each of Messrs. Kaczmarek and Guadagnino.

         Audit Committee / Lack of Other Committees

         The Company has no standing nominating and compensation committees of the Board of Directors or committees performing similar functions. In January 2005, the Company formed our Audit Committee of its Board of Directors consisting of Larry J. Kaczmarek and Anthony Guadagnino as independent directors. An independent director is defined in Rule 4200(a)(14) of the NASD's Listing Standards to mean a person other than an officer or employee of the Company or its subsidiaries or any other individual having a relationship which, in the opinion of the Company's Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The following persons should not be considered independent:

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

         Mr. Kaczmarek may be deemed to be a "Financial Expert" within the meaning of Sarbanes-Oxley Act of 2002, as amended. The term "Financial Expert" is defined as a person who has the following attributes: an understanding of generally accepted accounting principles and financial statements; has the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves; experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the Company's financial statements, or experience actively supervising one or more persons engaged in such activities; an understanding of internal controls and procedures for financial reporting; and an understanding of audit committee functions.

         In January 2005, the Audit Committee adopted a written charter. Such charter includes, among other things, the following:

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

         In September 2005, the Company adopted a Code of Ethics. See Exhibit 14.1.

Item 11.  Executive Compensation.
          ----------------------

         The following table provides a three-year summary compensation table with respect to the Company's Chief Executive Officer and any executive officers earning salaries and bonuses of $100,000 or more during the eleven months ended June 30, 2005. During the past three fiscal years, the Company has not granted restricted stock awards or stock appreciation rights. In addition, the Company does not have a defined benefit or actuarial plan.

                           SUMMARY COMPENSATION TABLE

====================================================================================================================================

                                                                                           Long Term Compensation
                                                                                  --------------------------------------------------
                                   Annual Compensation                                 Awards                Payouts
---------------------------------------------------------------------------- ------------------------------------------ ------------
      (a)             (b)            (c)             (d)          (e)             (f)           (g)            (h)          (i)

                                                                  Other                                                     All
   Name                                                          Annual        Restricted                              Other Compen-
   And                                                           Compen-          Stock        Number          LTIP        Sation
   Principal         Year                                        sation         Award(s)         of           Payout        ($)
   Position                      Salary ($)     Bonus ($)        ($)(1)            ($)         Options         ($)
-----------------   ----------- ------------- -------------- --------------- -------------- -------------- ------------ ------------
                       2005       184,680           0              0               0              0             0             0
Wayne Thaw, CEO,
President           ----------- ------------- -------------- --------------- -------------- -------------- ------------ ------------
                       2004       199,105          27,350      7,695 (2)           0              0             0             0
                    ----------- ------------- -------------- --------------- -------------- -------------- ------------ ------------
                       2003       168,256           4,000          0               0              0             0             0
                    ----------- ------------- -------------- --------------- -------------- -------------- ------------ ------------
Patrick Hoscoe,        2005       100,032          20,820          0               0              0             0             0
Vice President
                    ----------- ------------- -------------- --------------- -------------- -------------- ------------ ------------
                       2004       104,540          26,520          0               0              0             0             0
                    ----------- ------------- -------------- --------------- -------------- -------------- ------------ ------------
                       2003        89,835          30,000          0               0              0             0             0
                    ----------- ------------- -------------- --------------- -------------- -------------- ------------ ------------

----------
(1) Does not include the value of a leased or company owned automobile provided to the CEO for business purposes.
(2) For fiscal 2004, $7,695 was paid in lieu of vacation pay.

         The Company has no employment contracts with its executive officers. Wayne Thaw is currently receiving a bi-weekly salary of approximately $7,700 plus such increases and bonuses as determined by the Board of Directors. The Company also pays for the cost of gasoline, repairs and insurance related to an automobile purchased by the Company for Mr. Wayne Thaw's use. Patrick Hoscoe currently receives a bi-weekly salary of approximately $4,800 plus such increases as determined by the Company's Board of Directors.

         Directors do not presently receive compensation for serving on the Board or on its committees. Depending on the number of meetings and the time required for the Company's operations, the Company may decide to compensate its directors in the future. Audit Committee members are paid an annual fee of $2,500.

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

         The 1998 Plan

         The 1998 Incentive and Non-Qualified Stock Option Plan, (the "1998 Plan"), was approved by the Board of Directors effective December 15, 1998 subject to stockholder approval within 12 months. The 1998 Plan, as amended by stockholders in December 2003, covers 60,000 shares of Common Stock, subject to adjustment of shares under the anti-dilution provisions of the 1998 Plan. The 1998 Plan authorizes the issuance of the options covered thereby as either "Incentive Stock Options" within the meaning of the Internal Revenue Code of 1986, as amended, or as "Non-Statutory Stock Options." Persons eligible to receive options under the 1998 Plan includes employees, directors, officers, consultants or advisors, provided that bona fide services shall be rendered by consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital raising transaction; however, only employees (who may also be officers and/or directors) are eligible to receive an Incentive Stock Option. The 1998 Plan also provides that no options may be granted after December 15, 2008. Except for the foregoing, the 1998 Plan is identical to the 1992 Plan. Ten-year Non-Statutory Stock Options to purchase 5,000 shares exercisable at $21.00 per share were granted to Wayne Thaw in August 2005. No other options have been granted under the 1998 Plan.

                               OPTION GRANTS TABLE

         The information provided in the table below provides information with respect to individual grants of stock options during the eleven months ended June 30, 2005 of each of the executive officers named in the summary compensation table above. The Company did not grant any stock appreciation rights during 2004.

                        Option Grants in Last Fiscal Year

====================================================================================================================================
                                                                                                         Potential
                                       Individual Grants                                            Realizable Value at
                                                                                                       Assumed Annual
                                                                                             Rates of Stock Price Appreciation
                                                                                                    for Option Term (2)
------------------------------------------------------------------------------------------------------------------------------------

               (a)             (b)             (c)               (d)             (e)            (f)                  (g)
                                               % of
                                              Total
                                             Options/
                                            Granted to
                             Options        Employees          Exercise        Expira-
                             Granted        in Fiscal           Price            tion          5% ($)              10% ($)
          Name                 (#)           Year (1)           ($/Sh)           Date
------------------------------------------------------------------------------------------------------------------------------------
Wayne Thaw                      0               0                 N/A            N/A            N/A                  N/A
------------------------------------------------------------------------------------------------------------------------------------
Patrick Hoscoe                  0               0                N/A             N/A            N/A                  N/A
====================================================================================================================================

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

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES

         The information provided in the table below provides information with respect to each exercise of stock option during the eleven months ended June 30, 2005 by each of the executive officers named in the summary compensation table and the fiscal year end value of unexercised options.

======================================================================================================
           (a)                   (b)            (c)                (d)                       (e)

                                                                                          Value of
                                                                Number of               Unexercised
                                                               Unexercised              In-the-Money
                                                               Options at                 Options
                               Shares          Value           FY-End (#)               at Fy-End($)
                            Acquired on      Realized         Exercisable/              Exercisable/
         Name               Exercise (#)      ($)(1)          Unexercisable           Unexercisable(1)
------------------------------------------------------------------------------------------------------
Wayne Thaw (2)                 -0-              -0-              46,000/0                706,560 / 0
-----------------------------------------------------------------------------------------------------
Patrick Hoscoe                 -0-              -0-               2,000/0                 31,000 / 0
-----------------------------------------------------------------------------------------------------

(1) The aggregate dollar values in column (c)?and (e) are calculated by determining the difference between the fair market value of the Common Stock underlying the options and the exercise price of the options at exercise or fiscal year end, respectively. In calculating the dollar value realized upon exercise, the value of any payment of the exercise price is not included. Fiscal year end value based upon a market price of $20.50 per share determined as of the close of business on June 28, 2005, the last trade before the end of our fiscal year on June 30, 2005.

(2)      Includes options to purchase 10,000 shares held by his wife, Kathie
         Thaw.

Report of the Board of Directors on Executive Compensation

         During the eleven months ended June 30, 2005, the entire Board held primary responsibility for determining executive compensation levels. The goals of the Company's compensation program is to align compensation with business objectives and performance and to enable the Company to attract, retain and reward executive officers and other key employees who contribute to the long-term success of the Company. The Company has provided on a prospective basis annual incentive opportunity to several of its key employees sufficient to provide motivation to achieve specific operating goals. The foregoing report has been approved by all members of the board of directors.

                                Wayne Thaw -Chairman
                                Jerrold Lazarus
                                Norman Thaw
                                Mitchell Thaw
                                Patrick Hoscoe
                                Larry Kaczmarek
                                Anthony Guadagnino

         Compensation Committee Interlocks and Insider Participation

         During the eleven months ended June 30, 2005, Wayne Thaw, an executive officer of the Company, was involved in determining executive officer compensation levels as a member of the Board of Directors. Kathie Thaw, an executive officer and director of the Company until January 10, 2005, also was involved in determining executive officer compensation levels as a member of the Board of Directors. However, she did not stand for re-election to the Board of Directors at TNR's Annual Stockholder Meeting which took place on January 10, 2005 as the Board sought to add two new independent members to the Board and to form an Audit Committee consisting of those two new independent directors.

         Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

         As of August 31, 2005, the Company had outstanding approximately 260,850 shares of Common Stock. The only persons of record who presently hold or are known to own (or believed by the Company to own) beneficially more than 5% of the outstanding shares of such class of stock is listed below. The following table also sets forth certain information as to holdings of the Company's Common Stock of all officers and directors individually, and all officers and directors as a group. The shares shown in the table below for Norman Thaw and his sons, Wayne Thaw and Mitchell Thaw are not beneficially owned by each other and are listed separately.


         ====================================================================================================

                                         Name and Address of               Number of     Approximate
         Title of Class                  Beneficial Owner (1)                Shares         Percent
         ----------------------------------------------------------------------------------------------------

         Common Stock                Wayne Thaw and Kathie Thaw (3)(6)      100,470            31.7
         ----------------------------------------------------------------------------------------------------

         Common Stock                Norman L. Thaw (2)(6)                   55,228            20.7
         ----------------------------------------------------------------------------------------------------

         Common Stock                Jerrold Lazarus                          -0-              -0-
         ----------------------------------------------------------------------------------------------------

         Common Stock                Patrick Hoscoe (4)                       2,000              .8
         ----------------------------------------------------------------------------------------------------

         Common Stock                Mitchell A. Thaw (6)                    33,225            12.6
         ----------------------------------------------------------------------------------------------------

         Common Stock                All Directors and                      191,023            59.9
                                     Officers as a group
                                     (seven persons) (5)
         ----------------------------------------------------------------------------------------------------

         Common Stock                Larry J. Kaczmarek                       -0-              -0-
         ----------------------------------------------------------------------------------------------------

         Common Stock                Anthony Guadagnino                       -0-              -0-
         ====================================================================================================

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

(3) Includes options to purchase 41,000 shares granted to Wayne Thaw and options to purchase 10,000 shares granted to Kathie Thaw.

(4)      Consists of options to purchase 2,000 shares.

(5) Includes options to purchase 53,000 shares granted to officers and directors.

(6) Wayne Thaw and Kathie Thaw are married and their individual stock ownership which is in a family trust for their benefit is shown jointly. Norman Thaw is the father of Wayne Thaw and Mitchell A. Thaw.

         The Company does not know of any arrangement or pledge of its securities by persons now considered in control of the Company that might result in a change of control of the Company.

         Equity Compensation Plan

              The following summary information relates to our Compensation Plans described in Item 11 pursuant to which we have granted options to purchase our Common Stock with the information set forth in the table as of the filing date of this Form 10-K:


----------------------------------------------------------------------------------------------------------------------
                                          (a)                          (b)                           (c)
----------------------------------------------------------------------------------------------------------------------
Plan category                                                                             Number of securities
                                                                                          remaining available for
                                                                  Weighted average        future issuance under
                                Number of securities to           exercise price of       equity compensation plan
                                be issued upon exercise           outstanding             (excluding securities
Plan category                   of outstanding options            options (1)             reflected in column (a))
----------------------------------------------------------------------------------------------------------------------
Equity compensation
Plan approved by
Security Holders                           53,000                       6.63                       55,000
----------------------------------------------------------------------------------------------------------------------

---------------------
(1) Based upon 20,000 options exercisable at $3.25 per share, 23,000 options exercisable at $6.80 per share and 5,000 options exercisable at $5.00 per share and 5,000 options exercisable at $21.00 per share.

         Item 13. Certain Relationships and Related Transactions.

         See Item 2 regarding the description of lease between the Company and a RKW Holding Ltd. ("RKW"), a Florida Limited Partnership, controlled by Wayne Thaw. In the eleven months ended June 30, 2005 and the fiscal years ended July 31, 2004, 2003, 2002, 2001 and 2000, $87,053, $90,785, $88,462, $85,345,
$78,424, $74,690 and $71,133, respectively, were paid by the Company to RKW, which amount will increase by approximately 4% for each new contract year, which begins on June 1st of each year. The foregoing amounts paid to RKW do not include insurance reimbursement of approximately $2,000 per year and property taxes paid of approximately $9,000 per year.

         In June 2003, the Company also repurchased a total of 691 shares held by Jerrold Lazarus, a director and the Company's former chief executive officer, at a purchase price of $12.00 per share.

         Item 14. Principal Accountant Fees and Services

         Audit Fees

         For the eleven months ended June 30, 2005, the aggregate fees billed for professional services rendered by Parks, Tschopp, Whitcomb & Orr P.A. ("independent auditors") for the audit of the Company's annual financial statements and the reviews of its financial statements included in the Company's quarterly reports totaled approximately $18,000.

         Financial Information Systems Design and Implementation Fees

         For the eleven months ended June 30, 2005, there were no fees billed for professional services by the Company's independent auditors rendered in connection with, directly or indirectly, operating or supervising the operation of its information system or managing its local area network.

         All Other Fees

         For the eleven months ended June 30, 2005, there was approximately $4,000 in fees billed for tax and limited consulting services.

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

         (b)  Exhibits

              3        Certificate of Incorporation and Amendments thereto. (1)

              3(A)     By-Laws. (1)

              3(B)     February 1992 Certificate of Amendment to
                       Certificate of Incorporation (2)

              10 Lease Agreement dated January 17, 1996 by and between RKW Holding Ltd. and the Registrant (3)

              10.1     Amended lease with RKW Holdings Ltd. (5)

              11       Earnings per share.  See Financial Statements

              14.1     Code of Ethics and Code of Conduct *

              31 Chief Executive Officer and Chief Financial Officer Rule 13a- 14(a)/15d-14(a) Certification (*)

              32       Chief Executive Officer and Chief Financial Officer
                       Section 1350 Certification (*)

              99       1998 Incentive and Non-Statutory Stock Option Plan (4)

              99.1 Amendment to 1998 Incentive and Non-Statutory Stock Option Plan *


-------------
* Filed herewith.
(1) Exhibits 3 and 3(A) are incorporated by reference from Registration No. 2-85110 which were filed in a Registration Statement on Form S-18.
(2) Incorporated by reference to Form 10-K for the fiscal year ended July 31, 1992.
(3) Incorporated by reference to Form 10-K for the fiscal year ended July 31, 1996.
(4) Incorporated by reference to Form 10-K for the fiscal year ended July 31, 1999.
(5) Incorporated by reference to Form 8-K dated June 8, 2005 filed for June 1, 2005 - date of earliest event.

                                   SIGNATURES

         Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     TNR TECHNICAL, INC.

                                     By: /s/ Wayne Thaw
                                         --------------------------------------
                                         Wayne Thaw, Chief Executive Officer

Dated: Sanford, Florida
September 15, 2005

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures                                  Title                                    Date
----------                                  -----                                    ----

/s/ Norman L. Thaw
----------------------                      Director                            September 15, 2005
   Norman L. Thaw

/s/ Jerrold Lazarus                         Director                            September 15, 2005
-----------------------
    Jerrold Lazarus

/s/ Wayne Thaw
---------------------                       Chairman of the                     September 15, 2005
     Wayne Thaw                             Board, Chief
                                            Executive Officer
                                            President,
                                            Chief Financial
                                            and Accounting
                                            Officer

/s/ Mitchell Thaw
----------------------                      Director                            September 15, 2005
Mitchell Thaw

/s/ Patrick Hoscoe
--------------------                        Vice President                      September 15, 2005
Patrick Hoscoe                              and Director

/s/ Larry J. Kaczmarek
--------------------------                  Director                            September 15, 2005
Larry J. Kaczmarek

/s/ Anthony Guadagnino
--------------------------                  Director                            September 15, 2005
Anthony Guadagnino


Norman Thaw, Wayne Thaw, Mitchell Thaw, Patrick Hoscoe, Jerrold Lazarus, Larry Kaczmarek and Anthony Guadagnino represent all the members of the Board of Directors.