Form 10QSB
period 2005-09-30
TNR TECHNICAL INC
filed 2005-11-02
CIK 723615

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

      [X]                QUARTERLY REPORT UNDER SECTION
                          13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2005

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

260,850 Common Shares, $.02 par value were issued and outstanding at September 30, 2005.

                               TNR TECHNICAL, INC.


                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

PART 1.     FINANCIAL INFORMATION

     Item 1.  Financial Statements

                   Balance Sheets
                     September 30, 2005 (Unaudited)
                       and June 30, 2005                                   1

                   Statements of Operations
                    Three months ended
                      September 30, 2005 and
                      September 30, 2004 (Unaudited)                       2

                   Statements of Cash Flows
                       Three months ended
                       September 30, 2005 and
                       September 30, 2004 (Unaudited)                      3

                   Notes to Financial Statements (Unaudited)               4

     Item 2.  Management's Discussion and Analysis of
                            Financial Condition and Results of Operations  5

PART II.     OTHER INFORMATION                                             8

                               TNR TECHNICAL, INC.

                                 BALANCE SHEETS

                                     ASSETS

                                                                                                                 SEPTEMBER 30, 2005
                                                                                               JUNE 30, 2005        (UNAUDITED)
                                                                                             ------------------  ------------------
Current assets:
      Cash and cash equivalents                                                              $          431,632             373,291
      Investments                                                                                     3,365,058           3,558,315
      Accounts receivable - trade, less allowance for doubtful
         accounts of $15,139  and $16,767                                                               654,007             737,102
      Inventories                                                                                     1,188,845           1,346,360
      Prepaid expenses and other current assets                                                          30,795              29,209
      Deferred income taxes                                                                             120,000             120,000
                                                                                             ------------------  ------------------

                   Total current assets                                                               5,790,337           6,164,277

      Property and equipment, at cost, net of accumulated
         depreciation and amortization                                                                  126,385             115,030

      Deposits                                                                                           15,884              15,884
                                                                                             ------------------  ------------------

                   Total assets                                                              $        5,932,606           6,295,191
                                                                                             ==================  ==================

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                                                       $          122,400             334,316
      Accrued expenses                                                                                  128,538             124,155
      Income taxes payable                                                                              106,381             108,000
                                                                                             ------------------  ------------------

                   Total current liabilities                                                            357,319             566,471

Deferred tax liability                                                                                   20,000              20,000
                                                                                             ------------------  ------------------

                   Total liabilities                                                                    377,319             586,471
                                                                                             ------------------  ------------------

Shareholders' equity:
      Common stock - $0.02 par value, authorized 500,000
         shares; issued 313,581 shares                                                                    6,272               6,272
      Additional paid-in capital                                                                      2,698,261           2,698,261
      Retained earnings                                                                               3,237,546           3,402,100
      Treasury stock - 52,808 and 53,316 shares                                                        (386,792)           (397,913)
                                                                                             ------------------  ------------------

                   Total shareholders' equity                                                         5,555,287           5,708,720
                                                                                             ------------------  ------------------

                                                                                             $        5,932,606           6,295,191
                                                                                             ==================  ==================

See accompanying notes to financial statements.

                               TNR TECHNICAL, INC.

                            STATEMENTS OF OPERATIONS

                                                                                                            THREE MONTHS ENDED
                                                                                                               SEPTEMBER 30,
                                                                                                           2005              2004
                                                                                                        (UNAUDITED)      (UNAUDITED)
                                                                                                        -----------      -----------
Revenues:
     Net sales                                                                                          $ 2,286,353        1,923,552
                                                                                                        -----------      -----------

Cost and expenses:
     Cost of goods sold                                                                                   1,584,669        1,340,630
     Selling, general and administrative                                                                    409,982          394,797
                                                                                                        -----------      -----------

                                                                                                          1,994,651        1,735,427
                                                                                                        -----------      -----------

               Operating income                                                                             291,702          188,125

Non-operating revenue:
     Interest income                                                                                          4,935              726
     Investment gain (loss)                                                                                 (22,085)          67,873
                                                                                                        -----------      -----------

               Income before income taxes                                                                   274,552          256,724

Provision for income taxes                                                                                  109,998           99,814
                                                                                                        -----------      -----------

               Net income                                                                               $   164,554          156,910
                                                                                                        ===========      ===========

Basic earnings per share                                                                                $      0.63             0.59
                                                                                                        ===========      ===========

Diluted earnings per share                                                                              $      0.55             0.53
                                                                                                        ===========      ===========

Weighted average number of shares outstanding - basic                                                       260,629          266,196
                                                                                                        ===========      ===========

Weighted average number of shares outstanding - diluted                                                     296,896          297,769
                                                                                                        ===========      ===========

See accompanying notes to financial statements

                               TNR TECHNICAL, INC.

                            STATEMENTS OF CASH FLOWS

                                                                                                            THREE MONTHS ENDED
                                                                                                               SEPTEMBER 30,
                                                                                                            2005           2004
                                                                                                        (UNAUDITED)     (UNAUDITED)
                                                                                                        -----------     -----------
Cash flows from operating activities:
     Net income                                                                                         $   164,554         156,910
     Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
           Depreciation and amortization                                                                     11,355          12,670
           Deferred taxes                                                                                      --           (34,000)
           Provision for bad debt                                                                             2,100           2,100
           Unrealized loss (gain) on investments                                                             58,956         (38,290)
           Changes in operating assets and liabilities:
               Accounts receivable                                                                          (85,195)         91,128
               Purchase of investments and accrued interest                                                (252,213)           --
               Inventories                                                                                 (157,515)         53,463
               Prepaid expenses and other assets                                                              1,586           9,334
               Income taxes receivable/payable                                                                1,619           6,450
               Accounts payable and accrued expenses                                                        207,533         (91,232)
                                                                                                        -----------     -----------

                          Net cash provided by (used in) operating activities                               (47,220)        168,533
                                                                                                        -----------     -----------

Cash flows from financing activities:
     Purchase of treasury stock                                                                             (11,121)           (780)
                                                                                                        -----------     -----------

                          Net cash used in financing activities                                             (11,121)           (780)
                                                                                                        -----------     -----------

                          (Decrease) increase in cash and cash equivalents                                  (58,341)        167,753

Cash and cash equivalents - beginning of period                                                             431,632         701,501
                                                                                                        -----------     -----------

Cash and cash equivalents - end of period                                                               $   373,291         869,254
                                                                                                        ===========     ===========

See accompanying notes to financial statements

                               TNR TECHNICAL, INC.

      Notes to Financial Statements

(1)   PRESENTATION OF UNAUDITED FINANCIAL STATEMENTS

      The unaudited financial statements have been prepared in accordance with rules of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. The information furnished, in the opinion of management, reflects all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2005, and results of operations and cash flows for the three month periods ended September 30, 2005 and 2004. The results of operations are not necessarily indicative of results which may be expected for any other interim period, or for the year as a whole.

(2)   SALES TO MAJOR CUSTOMERS

      During the three months ended September 30, 2005 and 2004, no customer accounted for more than 10% of total revenue.

(3)   INVENTORIES

      Inventories consist of the following:

                                                            September 30, 2005
                                           June 30, 2005        (Unaudited)
                                        ------------------  ------------------

      Finished goods                    $           35,665  $           40,390
      Purchased parts and materials              1,153,180           1,305,970
                                        ------------------  ------------------
                                        $        1,188,845  $        1,346,360
                                        ==================  ==================

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

The information contained in this Form 10-QSB is intended to update the information contained in the Company's Annual Report on Form 10-K for the eleven months ended June 30, 2005 and such information presumes that readers have access to, and will have read the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other information contained in such Form 10-K and other Company filings with the Securities and Exchange Commission ("SEC").

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, and actual results could be significantly different than those discussed in this quarterly report on Form 10-QSB. Certain statements contained herein are forward-looking statements. These statements discuss among other things expected growth, future revenues and/or performance. Although we believe the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by us or on our behalf. The forward-looking statements are subject to risks and uncertainties including, without limitation, the following: (a) changes in levels of competition from current competitors and potential new competition and (b) costs of acquiring inventory. The foregoing should not be construed as an exhaustive list of all factors that could cause results to differ materially from those expressed in forward-looking statements made by us. All forward-looking statements included in this document are made as of the date hereof, based on information available to the Company on the date thereof, and the Company assumes no obligation to update any forward-looking statements.

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

Liquidity and Capital Resources

Working capital amounted to $5,597,806 at September 30, 2005 as compared to $5,433,018 at June 30, 2005. Cash and investments amounted to $3,931,606 at September 30, 2005 compared to $3,796,690 at June 30, 2005. As more fully described in the statement of cash flows included in the Company's financial statements elsewhere herein, net cash used in operating activities for the quarter ended September 30, 2005 was $47,220.

During the three months ended September 30, 2005, cash flow used in operating activities resulted primarily from the purchase of U.S. Government securities and inventory. Cash was provided primarily by the Company's net income of $164,554. Strong sales activity during the first quarter resulted in increased accounts receivable balances ($85,195). Inventory levels, increased in order to meet demand ($157,515) which correspondingly increased accounts payable balances ($207,533). Cash was used in financing activities to purchase treasury stock.

During the three months ended September 30, 2004, cash flow from operating activities was provided primarily by the Company's net income of $156,910. Continued sales declines resulted in decreases in accounts receivable and prompted management to continue efforts to reduce the level of inventory on hand. Accounts payable and accrued expenses decreased primarily as a result of reduced inventory levels. Cash was used in financing activities to purchase treasury stock.

The Company's short term and long term liquidity needs have been satisfied from internal sources including cash from operations and amounts available from the Company's working capital. During the balance of fiscal 2006 and on a long-term basis, management expects this trend to continue. There are no material commitments for capital expenditures or any long-term credit arrangements as of September 30, 2005.

Results of Operations

Sales for the first quarter ended September 30, 2005 increased approximately 19% or $362,801 over the three months ended September 30, 2004 as the result of the addition of new product lines and a more firmly established internet presence. Gross profit remained fixed at approximately 31% in each period.

Operating (selling, general and administrative) expenses increased from $394,797 for the three months ended September 30, 2004 to $409,982 for the three months ended September 30, 2005 primarily due to increased salaries expense; however, operating expense when expressed as a percentage of net sales for the three months ended September 30, 2005 was approximately 18% as compared to 21% for the comparable period of the prior year.

The Company did not charge its operations with any research and development costs during the first quarter ended September 30, 2005. Interest and investment income decreased from $68,599 in interest and investment gains for the quarter ended September 30, 2004 to a combined loss of $17,150 for the quarter ended September 30, 2005 as a result of decreasing market values of certain investments (U.S. Treasury securities).

Net income for the first quarter ended September 30, 2005 was $164,554 as compared to $156,910 for the first quarter ended September 30, 2004. Basic earnings per share were $.63 and $.59 in 2005 and 2004, respectively.

Stock Repurchases

Management of the Company over the years received a number of comments from its odd lot stockholders regarding the costs associated with any sale of their odd lots. Further, management would like to reduce the Company's expense of maintaining mailings to odd lot holders. Accordingly, TNR from time-to-time over a period of approximately nine years has privately purchased from holders of its Common Stock, such odd lots (i.e. 99 shares or less) and on a limited basis, round lots of 100 or more shares. The purchase price paid was based upon the market value of the Company's Common Stock on the NASD electronic bulletin board of the Company's Common Stock for the preceding trading day. The Company's odd lot repurchase plan originally terminated in June 2005, but was extended through September 30, 2005 to provide additional time to stockholders (some of which have already contacted the Company) to present their odd lot shares for repurchase. Stock repurchases of the Company's Common Stock will be considered on a limited basis in the future.

         During the first quarter of 2006 and fiscal 2005, 2004, 2003, 2002, and 2001, the Company redeemed a total of 508 shares from 9 persons; 5,733 shares from 158 persons; 1,713 shares from 37 persons; 598 shares from 29 persons; 1,600 shares from 68 persons and 729 shares from 22 persons, respectively. In June 2003, the Company also repurchased a total of 691 shares held by a director and the Company's former chief executive officer at a purchase price of $12.00 per share.

-------------------------------------- ------------- --------------- --------------- -------------- --------------
             2005 - 2006                  QTR 1          QTR 2           QTR 3           QTR 4           YTD
-------------------------------------- ------------- --------------- --------------- -------------- --------------
# SHARES
REPURCHASED                                  508
-------------------------------------- ------------- --------------- --------------- -------------- --------------
# SHAREHOLDERS                                 9
-------------------------------------- ------------- --------------- --------------- -------------- --------------
AVG SHARE PRICE                           $21.90
-------------------------------------- ------------- --------------- --------------- -------------- --------------

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings:                 None

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds:

                  (a) None.

                  (b) Not applicable.

                  (c) TNR's Stock Repurchase Plan of odd lots began in December 1995 as described under "Management's Discussion and Analysis of Financial Condition and Results of Operations." For over nine years, there was no announced expiration date of this Stock Repurchase Plan which was originally terminated in June 2005 but was extended through September 30, 2005 to provide additional time to stockholders (some of which have already contacted the Company) to present their odd lot shares for repurchase. The following table provides information as to the number of shares repurchased by TNR in the first quarter of 2006, the average price paid per share and the historical number of shares repurchased under the Plan as of the last day of each of the months shown in the table below. Also shown as of the last day of each month in the last column to the right is the number of odd lot shares estimated by Management that may be repurchased under the Plan. The Company may from time-to-time purchase a limited number of shares either publicly or on a privately negotiated basis.


ISSUER PURCHASES OF EQUITY SECURITIES - FIRST QUARTER 2006

-------------------- --------------------- ---------------------- ------------------------- --------------------------
                            (A) TOTAL         (B) AVERAGE PRICE       (C) TOTAL NUMBER OF            (D) MAXIMUM
      PERIOD                NUMBER OF         PAID PER SHARE (OR       SHARES (OR UNITS)             NUMBER (OR
                             SHARES                  UNIT)             PURCHASED AS PART         APPROXIMATE DOLLAR
                           (OR UNITS)                                     OF PUBLICLY           VALUE) OF SHARES (OR
                           PURCHASED                                    ANNOUNCED PLANS        UNITS) THAT MAY YET BE
                                                                          OR PROGRAMS           PURCHASED UNDER THE
                                                                                                 PLANS OR PROGRAMS
-------------------- --------------------- ---------------------- ------------------------- --------------------------
July 1 - 31,
2005                           25                   20.25                       25                 7,646 shs.
-------------------- --------------------- ---------------------- ------------------------- --------------------------
Aug. 1-31,
2005                           17                   21.36                       17                 7,629 shs.
-------------------- --------------------- ---------------------- ------------------------- --------------------------
Sept. 1-31,
2005                          466                   22.00                      176                 7,453 shs.
-------------------- --------------------- ---------------------- ------------------------- --------------------------
Total                         508                   21.90                      218                 7,453 shs.
-------------------- --------------------- ---------------------- ------------------------- --------------------------

Item 3.  Defaults Upon Senior Securities:   Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders:  Not Applicable.

Item 5.  Other Information:                 Not Applicable.

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

         3(B) February 1992 Certificate of Amendment to Certificate of Incorporation (2)

         10 Lease Agreement dated January 17, 1996 by and between RKW Holding Ltd. and the Registrant (3)

         10.1     Amended lease with RKW Holdings Ltd. (5)

         11       Earnings per share.  See Financial Statements

         14.1     Code of Ethics and Code of Conduct (6)

         31.1 Chief Executive Officer and Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certification (*)

         32.1     Chief Executive Officer and Chief Financial Officer
                  Section 1350 Certification (*)

         99       1998 Incentive and Non-Statutory Stock Option Plan (4)

         99.1     Amendment to 1998 Incentive and Non-Statutory Stock
                  Option Plan (6)

                  -------------
                  * Filed herewith.
                  (1) Exhibits 3 and 3(A) are incorporated by reference from Registration No. 2-85110 which were filed in a Registration Statement on Form S-18.
                  (2) Incorporated by reference to Form 10-K for the fiscal year ended July 31, 1992.
                  (3) Incorporated by reference to Form 10-K for the fiscal year ended July 31, 1996.
                  (4) Incorporated by reference to Form 10-K for the fiscal year ended July 31, 1999.
                  (5) Incorporated by reference to Form 8-K dated June 8,
                  2005 filed for June 1, 2005 - date of earliest event.
                  (6) Incorporated by reference to Form 10-K for the eleven months ended June 30, 2005.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               TNR TECHNICAL, INC.
                                               -------------------
                                                  (Registrant)
Dated: November 1, 2005
                                   By:   /s/ Wayne Thaw
                                        --------------------------------------
                                        Wayne Thaw, President, Chief Executive
                                        Executive Officer and Chief Financial
                                        Officer