Form 10QSB
period 2005-12-31
TNR TECHNICAL INC
filed 2006-02-13
CIK 723615

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

           [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended December 31, 2005

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

     260,042 Common Shares, $.02 par value were issued and outstanding at December 31, 2005.

                               TNR TECHNICAL, INC.



                                      INDEX



                                                                         Page
                                                                        Number

PART 1.              FINANCIAL INFORMATION

         Item 1.     Financial Statements

                     Balance Sheets
                       December 31, 2005 (Unaudited)
                         and June 30, 2005                                 3

                     Statements of Operations
                      Three and six months ended
                        December 31, 2005 (Unaudited) and
                        December 31, 2004 (Unaudited)                      4

                     Statements of Cash Flows
                         Six months ended
                         December 31, 2005 (Unaudited) and
                         December 31, 2004 (Unaudited)                     5

                     Notes to Financial Statements (Unaudited)             6

         Item 2.     Management's Discussion and Analysis of
                     Financial Condition and Results of Operations         7-9

         Item 3.     Controls and Procedures                               10

PART II.             OTHER INFORMATION                                     11

                               TNR TECHNICAL, INC.

                                 BALANCE SHEETS

                                     ASSETS
                                                                                               DECEMBER 31, 2005
                                                                         JUNE 30, 2005            (UNAUDITED)
                                                                         -------------         -----------------
Current assets:
      Cash and cash equivalents                                           $   431,632                 340,410
      Investments                                                           3,365,058               3,618,282
      Accounts receivable - trade, less allowance for doubtful
         accounts of $15,139  and $18,331                                     654,007                 680,840
      Inventories                                                           1,188,845               1,353,393
      Prepaid expenses and other current assets                                30,795                  18,685
      Deferred income taxes                                                   120,000                 122,000
                                                                          -----------             -----------

                   Total current assets                                     5,790,337               6,133,610

      Property and equipment, at cost, net of accumulated
         depreciation and amortization                                        126,385                 103,674

      Deposits                                                                 15,884                  15,884
                                                                          -----------             -----------

                   Total assets                                           $ 5,932,606               6,253,168
                                                                          ===========             ===========

                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                                    $   122,400                 224,076
      Accrued expenses                                                        128,538                  93,825
      Income taxes payable                                                    106,381                  30,779
                                                                          -----------             -----------

                   Total current liabilities                                  357,319                 348,680

Deferred tax liability                                                         20,000                  20,000
                                                                          -----------             -----------

                   Total liabilities                                          377,319                 368,680
                                                                          -----------             -----------

Shareholders' equity:
      Common stock - $0.02 par value, authorized 500,000
         shares; issued 313,581 shares                                          6,272                   6,272
      Additional paid-in capital                                            2,698,261               2,698,261
      Retained earnings                                                     3,237,546               3,582,774
      Treasury stock - 52,808 and 53,539 shares                              (386,792)               (402,819)
                                                                          -----------             -----------

                   Total shareholders' equity                               5,555,287               5,884,488
                                                                          -----------             -----------

                                                                          $ 5,932,606               6,253,168
                                                                          ===========             ===========

See accompanying notes to financial statements.

                               TNR TECHNICAL, INC.

                            STATEMENTS OF OPERATIONS

                                                                        THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                           DECEMBER 31,                       DECEMBER 31,
                                                                      2005             2004               2005            2004
                                                                  (UNAUDITED)      (UNAUDITED)        (UNAUDITED)     (UNAUDITED)
                                                                  ------------     -----------       ------------     -----------
Revenue:
     Net sales                                                       $2,245,279       1,944,997       4,531,632        3,868,549
                                                                     ----------      ----------      ----------       ----------

Cost and expenses:
     Cost of goods sold                                               1,569,771       1,379,273       3,154,440        2,719,903
     Selling, general and administrative                                397,371         370,233         807,353          765,030
                                                                     ----------      ----------      ----------       ----------

                                                                      1,967,142       1,749,506       3,961,793        3,484,933
                                                                     ----------      ----------      ----------       ----------

               Operating income                                         278,137         195,491         569,839          383,616

Non-operating revenue:
     Interest income                                                      4,824             683           9,759            1,409
     Investment income                                                   11,713             805         (10,372)          68,678
                                                                     ----------      ----------      ----------       ----------

               Income before income taxes                               294,674         196,979         569,226          453,703

Provision for income taxes                                              114,000          76,540         223,998          176,354
                                                                     ----------      ----------      ----------       ----------

               Net income                                            $  180,674         120,439         345,228          277,349
                                                                     ==========      ==========      ==========       ==========

Basic earnings per share                                             $     0.69            0.45            1.33             1.04
                                                                     ==========      ==========      ==========       ==========

Diluted earnings per share                                           $     0.61            0.40            1.16             0.93
                                                                     ==========      ==========      ==========       ==========

Weighted average number of shares outstanding - basic                   260,100         266,152         260,379          266,176
                                                                     ==========      ==========      ==========       ==========

Weighted average number of shares outstanding - diluted                 296,367         297,725         296,646          297,749
                                                                     ==========      ==========      ==========       ==========

See accompanying notes to financial statements

                               TNR TECHNICAL, INC.

                            STATEMENTS OF CASH FLOWS

                                                                                                SIX MONTHS ENDED
                                                                                                  DECEMBER 31,
                                                                                            2005                 2004
                                                                                        (UNAUDITED)           (UNAUDITED)
                                                                                        -----------           -----------
Cash flows from operating activities:
     Net income                                                                          $ 345,228               277,349
     Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
           Depreciation and amortization                                                    22,711                25,311
           Deferred taxes                                                                   (2,000)              (34,000)
           Provision for bad debt                                                            4,200                 4,200
           Unrealized loss (gain) on investments                                            78,803                (1,238)
           Changes in operating assets and liabilities:
               Accounts receivable                                                         (31,033)              127,720
               Purchase of investments                                                    (386,124)             (258,269)
               Proceeds from disposition of investments                                     54,097                  --
               Inventories                                                                (164,548)               32,817
               Prepaid expenses and other assets                                            12,110                 7,176
               Income taxes receivable/payable                                             (75,602)               92,871
               Accounts payable and accrued expenses                                        66,963              (106,446)
                                                                                         ---------             ---------

                          Net cash provided by (used in) operating activities              (75,195)              167,491
                                                                                         ---------             ---------

Cash flows from investing activities:
     Acquisition of property and equipment                                                    --                 (19,146)
                                                                                         ---------             ---------

                          Net cash used in investing activities                               --                 (19,146)
                                                                                         ---------             ---------

Cash flows from financing activities:
     Purchase of treasury stock                                                            (16,027)                 (904)
                                                                                         ---------             ---------

                          Net cash used in financing activities                            (16,027)                 (904)
                                                                                         ---------             ---------

                          (Decrease) increase in cash and cash equivalents                 (91,222)              166,587

Cash and cash equivalents - beginning of period                                            431,632               701,501
                                                                                         ---------             ---------

Cash and cash equivalents - end of period                                                $ 340,410               868,088
                                                                                         =========             =========

See accompanying notes to financial statements

                               TNR TECHNICAL, INC.

Notes to Financial Statements


(1)      PRESENTATION OF UNAUDITED FINANCIAL STATEMENTS

         The unaudited financial statements have been prepared in accordance with rules of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. The information furnished, in the opinion of management, reflects all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of December 31, 2005, and results of operations and cash flows for the three and six month periods ended December 31, 2005 and 2004. The results of operations are not necessarily indicative of results which may be expected for any other interim period, or for the year as a whole.

(2)      SALES TO MAJOR CUSTOMERS

         During the six months ended December 31, 2005 and 2004, no customer accounted for more than 10% of total revenue.

(3)      INVENTORIES

         Inventories consist of the following:

                                                                                             December 31, 2005
                                                                      June 30, 2005              (UNAUDITED)
                                                                   -------------------    ---------------------

                   Purchased product and materials                         $1,153,180                1,313,374
                   Finished goods/work in process                              35,665                   40,019
                                                                   -------------------    ---------------------

                                                                           $1,188,845                1,353,393
                                                                   ===================    =====================

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Liquidity and Capital Resources

         Working capital amounted to $5,764,930 at December 31, 2005 as compared to $5,433,018 at June 30, 2005. Cash and investments amounted to $3,958,692 at December 31, 2005 as compared to $3,796,690 at June 30, 2005. As more fully described in the statement of cash flows included in the Company's financial statements elsewhere herein, net cash used in operating activities for the quarter ended December 31, 2005 was $75,195.

         During the six months ended December 31, 2005, cash flow used in operating activities resulted primarily from the purchase of U.S. Government securities and inventory. Cash was provided primarily by the Company's net income of $345,228. Sales activity during the period resulted in increased accounts receivable balances ($31,033). Inventory levels, increased in order to meet demand ($164,548) correspondingly increased accounts payable and accrued expense ($66,963). Cash was used in financing activities to purchase treasury stock.

         During the six months ended December 31, 2004, cash flow from operating activities was provided primarily by the Company's net income of $277,349 offset by the purchase of U.S. Government securities. Continued sales declines resulted in decreases in accounts receivable and prompted management to continue efforts to reduce the level of inventory on hand. Accounts payable and accrued expenses decreased primarily as a result of the effort to reduce inventory levels. Cash was used in financing activities to purchase treasury stock.

         The Company's short term and long term liquidity needs have been satisfied from internal sources including cash from operations and amounts available from the Company's working capital. During the balance of fiscal 2006 and on a long-term basis, management expects this trend to continue. There are no material commitments for capital expenditures or any long-term credit arrangements as of December 31, 2005.

Results of Operations

         Sales for the three months ended December 31, 2005 increased approximately 15% or $300,282 over the three months ended December 31, 2004 and sales for the six months ended December 31, 2005 increased approximately 17% or $663,083 over the six months ended December 31, 2004 as the result of the addition of new product lines and a more firmly established internet presence. Gross profit remained fixed at approximately 30% in each period.

         Operating (selling, general and administrative) expenses increased from $370,233 for the three months ended December 31, 2004 to $397,371 for the three months ended December 31, 2005 primarily due to increased salaries expense ($15,639), increased advertising expenses ($5,843), and increased travel and travel-related expenditures ($5,685). Operating expense when expressed as a percentage of net sales for the three months ended December 31, 2005 was approximately 18% as compared to 19% for the comparable period of the prior year.

         Operating (selling, general and administrative) expenses increased from $765,030 for the six months ended December 31, 2004 to $807,353 for the six months ended December 31, 2005 primarily due to increased salaries expense ($31,111) and increased advertising expense ($11,120); however, operating expense when expressed as a percentage of net sales for the six months ended December 31, 2005 was approximately 18% as compared to 20% for the comparable period of the prior year.

         The Company did not charge its operations with any research and development costs during the period ended December 31, 2005. Interest and investment income decreased from $70,087 in interest and investment gains for the period ended December 31, 2004 to a combined loss of $613 for the period ended December 31, 2005 as a result of decreasing market values of certain investments (U.S. Treasury securities).

         Net income for the period ended December 31, 2005 was $345,228 as compared to $277,349 for the period ended December 31, 2004. Basic earnings per share were $1.33 and $1.04 in 2005 and 2004, respectively.

Stock Repurchases

         Management of the Company over the years received a number of comments from its odd lot stockholders regarding the costs associated with any sale of their odd lots. Further, management would like to reduce the Company's expense of maintaining mailings to odd lot holders. Accordingly, TNR from time-to-time over a period of approximately ten years has privately purchased from holders of its Common Stock, such odd lots (i.e. 99 shares or less) and on a limited basis, round lots of 100 or more shares. The purchase price paid was based upon the market value of the Company's Common Stock on the NASD electronic bulletin board of the Company's Common Stock for the preceding trading day. The Company's odd lot repurchase plan originally terminated in June 2005, but was extended through January 31, 2006 to provide additional time to stockholders (some of which have already contacted the Company) to present their odd lot shares for repurchase. Stock repurchases of the Company's Common Stock have ceased for the foreseeable future.

         During the six months ended December 31, 2005 and fiscal years 2005, 2004, 2003, 2002, and 2001, the Company redeemed a total of 731 shares from 13 persons; 5,733 shares from 158 persons; 1,713 shares from 37 persons; 598 shares from 29 persons; 1,600 shares from 68 persons and 729 shares from 22 persons, respectively. In June 2003, the Company also repurchased a total of 691 shares held by a director and the Company's former chief executive officer at a purchase price of $12.00 per share.

------------------------------------------------------------------------------------------------------------------
             2005 - 2006                  QTR 1          QTR 2           QTR 3           QTR 4           YTD
------------------------------------------------------------------------------------------------------------------
# SHARES
REPURCHASED                                    508         223
------------------------------------------------------------------------------------------------------------------
# SHAREHOLDERS                                   9           4
------------------------------------------------------------------------------------------------------------------
AVG SHARE PRICE                               $21.90       $22.00
------------------------------------------------------------------------------------------------------------------

ISSUER PURCHASES OF EQUITY SECURITIES - SIX MONTHS ENDED DEC. 31, 2005

------------------------------------------------------------------------------------------------------------------
        PERIOD        (A) TOTAL NUMBER          (B) AVERAGE PRICE     (C) TOTAL NUMBER OF         (D) MAXIMUM
                          NUMBER OF             PAID PER SHARE (OR     SHARES (OR UNITS)           NUMBER (OR
                           SHARES                     UNIT)          PURCHASED AS PART OF    APPROXIMATE DOLLAR
                         (OR UNITS)                                   PUBLICLY ANNOUNCED     VALUE) OF SHARES (OR
                          PURCHASED                                    PLANS OR PROGRAMS     UNITS) THAT MAY YET BE
                                                                                               PURCHASED UNDER THE
                                                                                                PLANS OR PROGRAMS
------------------------------------------------------------------------------------------------------------------
Oct. 1 - 31,
2005                          213                   22.00                       63                 7,390 shs.
------------------------------------------------------------------------------------------------------------------
Nov. 1-30,
2005                           10                   22.00                       10                 7,380 shs.
------------------------------------------------------------------------------------------------------------------
Dec. 1-31,
2005                          -0-                   22.00                      -0-                 7,380 shs.
------------------------------------------------------------------------------------------------------------------
Total                         223                   22.00                       73                 7,380 shs.
------------------------------------------------------------------------------------------------------------------

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings:                 None

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds:

         (a) During the period July 1, 2005 through the filing date of this Form 10-QSB, the Company has not sold or issued any of its unregistered shares of Common Stock. However, on August 17, 2005 and January 30, 2006, the Company granted Wayne Thaw on each date options to purchase 5,000 shares of the Company's Common Stock exercisable over a period of ten years from the date of grant. The exercise price of the options granted on August 17, 2005 was $21.00 per share and the exercise price of the options granted on January 30, 2006 was $22.60 per share. These options were granted pursuant to Section 4(2) of the Securities Act of 1933, as amended, and no commissions were paid in connection with their grant.

         (b) Not applicable.

         (c) See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 3.  Defaults Upon Senior Securities:   Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders: On January 30, 2006, TNR held its Annual Meeting of Stockholders. At the meeting, TNR re-elected Jerrold Lazarus, Norman L. Thaw, Wayne Thaw, Mitchell Thaw, Patrick Hoscoe, Larry Kaczmarek and Anthony Guadagnino to the Board of Directors. All seven directors were elected for a period of one year and until their successors are elected and qualify. The following table indicates the number of votes cast for and against each director.

                                            For                Withheld
                                            ---                --------
         Jerrold Lazarus                  214,185               17,130
         Norman L. Thaw                   229,385                1,930
         Wayne Thaw                       229,372                1,943
         Mitchell Thaw                    228,372                2,943
         Patrick Hoscoe                   215,860               15,455
         Larry Kaczmarek                  231,068                  247
         Anthony Guadagnino               231,068                  247


Item 5. Other Information: It has been suggested to the Company that its Board of Directors consider paying a special dividend. As stated in the Company's Form 10-KSB for the eleven months ended June 30, 2005, no cash dividends have been paid by the Company on its Common Stock in the past. In the future, regular or special dividends may be paid by the Company at the sole discretion of the Company's Board of Directors; however, there can be no assurances given that any regular or special dividends will be declared and paid by the Company.

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

                                                TNR TECHNICAL, INC.
                                                     (Registrant)
Dated: February 9, 2006
                                     By:  /s/ Wayne Thaw
                                         --------------------------------------
                                         Wayne Thaw, President, Chief Executive
                                         Executive Officer and Chief Financial
                                         Officer