Form 10QSB
period 2006-03-31
TNR TECHNICAL INC
filed 2006-05-08
CIK 723615

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2006

OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number:  0-13011

TNR TECHNICAL, INC.
(Exact name of Registrant as specified in its charter)

New York	11-2565202
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

301 Central Park Drive Sanford, Florida	32771
(Address of principal executive offices)	(Zip Code)

:(407) 321-3011
Registrant’s telephone number,including area code

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

Yes x . No ___.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes___ No  X

259,795 Common Shares, $.02 par value were issued and outstanding at March 31, 2006.

TNR TECHNICAL, INC.

Index

		Page Number
PART 1.	FINANCIAL INFORMATION

	Item 1. Financial Statements
	Balance Sheets
	March 31, 2006 (Unaudited)
	and June 30, 2005	3

	Statements of Operations
	Three and nine months ended
	March 31, 2006 (Unaudited) and
	March 31, 2005 (Unaudited)	4

	Statements of Cash Flows
	Nine months ended
	March 31, 2006 (Unaudited) and
	March 31, 2005 (Unaudited)	5

	Notes to Financial Statements (Unaudited)	6

	Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations	7-10

PART II.	OTHER INFORMATION	11

TNR TECHNICAL, INC.

Balance Sheets

Assets
	June 30, 2005	March 31, 2006
		(Unaudited)
Current assets:
Cash and cash equivalents	$431,632	377,728
Investments	3,365,058	3,726,173
Accounts receivable - trade, less allowance for doubtful
accounts of $15,139 and $21,596	654,007	796,423
Inventories	1,188,845	1,393,565
Prepaid expenses and other current assets	30,795	35,391
Deferred income taxes	120,000	124,000

Total current assets	5,790,337	6,453,280

Property and equipment, at cost, net of accumulated
depreciation and amortization	126,385	92,319

Deposits	15,884	15,884

Total assets	$5,932,606	6,561,483

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$122,400	230,921
Accrued expenses	128,538	135,472
Income taxes payable	106,381	80,279

Total current liabilities	357,319	446,672

Deferred tax liability	20,000	18,000

Total liabilities	377,319	464,672

Shareholders' equity:
Common stock - $0.02 par value, authorized 500,000
shares; issued 313,581 shares	6,272	6,272
Additional paid-in capital	2,698,261	2,698,261
Retained earnings	3,237,546	3,800,828
Treasury stock - 52,808 and 53,786 shares	(386,792)	(408,550)

Total shareholders' equity	5,555,287	6,096,811

	$5,932,606	6,561,483

See accompanying notes to financial statements.

TNR TECHNICAL, INC. Statement Of Operations

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
	(unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue:
Net sales	$2,617,641	2,130,391	7,149,273	5,998,940

Cost and expenses:
Cost of goods sold	1,818,554	1,488,389	4,972,994	4,208,292
Selling, general and administrative	436,644	383,854	1,243,997	1,148,884

	2,255,198	1,872,243	6,216,991	5,357,176

Operating income	362,443	258,148	932,282	641,764

Non-operating revenue:
Interest income	5,737	3,944	15,496	5,353
Investment income	(8,126)	(43,772)	(18,498)	24,906

Income before income taxes	360,054	218,320	929,280	672,023

Provision for income taxes	142,000	84,794	365,998	261,148

Net income	$218,054	133,526	563,282	410,875

Basic earnings per share	$0.84	0.50	2.16	1.55

Diluted earnings per share	$0.74	0.44	1.90	1.36

Weighted average number of shares outstanding - basic	259,857	265,339	260,203	265,844

Weighted average number of shares outstanding - diluted	296,124	301,606	296,470	302,111

See accompanying notes to financial statements

TNR TECHNICAL, INC.

Statements of Cash Flows

	Nine months ended March 31,
	2006	2005
	(Unaudited)	(Unaudited )
Cash flows from operating activities:
Net income	$563,282	410,875
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	34,066	40,142
Deferred taxes	(6,000)	(20,000)
Provision for bad debt	6,300	6,300
Unrealized loss (gain) on investments	120,912	(13,013)
Changes in operating assets and liabilities:
Accounts receivable	(148,716)	(4,631)
Purchase of investments	(536,124)	(147,853)
Proceeds from disposition of investments	54,097	-
Inventories	(204,720)	100,601
Prepaid expenses and other assets	(4,596)	(5,809)
Income taxes receivable/payable	(26,102)	115,438
Accounts payable and accrued expenses	115,455	64,172

Net cash provided by (used in) operating activities	(32,146)	546,222

Cash flows from investing activities:
Acquisition of property and equipment	-	(32,035)

Net cash used in investing activities	-	(32,035)

Cash flows from financing activities:
Purchase of treasury stock	(21,758)	(54,941)

Net cash used in financing activities	(21,758)	(54,941)

(Decrease) increase in cash and cash equivalents	(53,904)	459,246

Cash and cash equivalents - beginning of period	431,632	701,501

Cash and cash equivalents - end of period	$377,728	1,160,747

See accompanying notes to financial statements

TNR TECHNICAL, INC.

Notes to Financial Statements

(1)
Presentation of Unaudited Financial Statements

The unaudited financial statements have been prepared in accordance with rules of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. The information furnished, in the opinion of management, reflects all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2006, and results of operations and cash flows for the three and nine month periods ended March 31, 2006 and 2005. The results of operations are not necessarily indicative of results which may be expected for any other interim period, or for the year as a whole.

(2)	Sales to Major Customers During the nine months ended March 31, 2006 and 2005, no customer accounted for more than 10% of total revenue.

(3)	Inventories Inventories consist of the following:
(3)

	June 30, 2005	March 31, 2006 (Unaudited)

Purchased product and materials	$1,153,180	1,352,359
Finished goods/work in process	35,665	41,206

	$1,188,845	1,393,565

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of
Operations.

Forward Looking Statements

The information contained in this Form 10-QSB is intended to update the information contained in the Company’s Annual Report on Form 10-KSB for the eleven months ended June 30, 2005 and such information presumes that readers have access to, and will have read the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-KSB and other Company filings with the Securities and Exchange Commission (“SEC”).

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

Critical Accounting Policies

  Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of financial statements require management to make estimates and disclosures when preparing the financial statements. On an on-going basis, we evaluate our estimates including, but not limited to, those related to revenue recognition. We use authoritative pronouncements, historical experience and other assumptions as the basis for making judgments. Actual results could differ from those estimates.

Liquidity and Capital Resources

Working capital amounted to $6,006,608 at March 31, 2006 as compared to $5,433,018 at June 30, 2005. Cash and investments amounted to $4,103,901 at March 31, 2006 as compared to $3,796,690 at June 30, 2005. As more fully described in the statement of cash flows included in the Company’s financial statements elsewhere herein, net cash used in operating activities was $32,146.

During the nine months ended March 31, 2006, cash used in operating activities resulted primarily from the purchase of U.S. Government securities and inventory. Cash was provided primarily by the Company’s net income of $563,282. Other sources of cash include proceeds from the sale of investments ($54,097) and increases in accounts payable and accrued expenses which are mainly related to the timing of vendor payments. Sales activity during the period resulted in increased accounts receivable balances ($148,716). Cash was used in financing activities to purchase treasury stock.

During the nine months ended March 31, 2005, cash flow from operating activities was provided primarily by the Company’s net income of $410,875. The increase in income taxes payable is a reflection of recording the third quarter tax provision. Reduced inventory levels are the result of increased sales during the second quarter ended, combined with management’s decision to maintain reduced inventory levels as a result of sales declines for the first and third quarters. Changes in accounts payable and accrued expenses are the result of decreases in accrued expenses offset by increases in accounts payable as follows: Accrued expenses decreased primarily as the result of bonus payouts during the first quarter, combined with payment of previously accrued obligations associated with the printing, mailing and filing of the proxy statement and annual report. The increase in accounts payable is primarily related to the timing of vendor payments beyond quarter end. Cash was used to make additional investments in treasury securities. Net cash was used in investing activities to purchase equipment and in financing activities to purchase treasury stock.

The Company’s short term and long term liquidity needs have been satisfied from internal sources including cash from operations and amounts available from the Company’s working capital. During the balance of fiscal 2006 and on a long-term basis, management expects this trend to continue. There are no material commitments for capital expenditures or any long-term credit arrangements as of March 31, 2006.

Results of Operations

Sales for the three months ended March 31, 2006 increased approximately 22.9% or $487,250 over the three months ended March 31, 2005 and sales for the nine months ended March 31, 2006 increased approximately 19.2% or $1,150,333 over the nine months ended March 31, 2005 as the result of the addition of new product lines and a more firmly established internet presence. In addition, the Company has evaluated the buying patterns of some of our larger volume customers and provided additional resource planning to them, the result of which is an initial increase in sales volume which should level off with time. Gross profit remained fixed at approximately 30%.

Operating (selling, general and administrative) expenses increased from $383,854 for the three months ended March 31, 2005 to $436,644 for the three months ended March 31, 2005 primarily due to increases in expenses related to salaries ($34,000), advertising ($9,800) and merchant fees ($9,200). Operating expenses when expressed as a percentage of net sales for the three months ended March 31, 2006 was approximately 16.7% as compared to 18% for the comparable period of the prior year.

Operating (selling, general and administrative) expenses increased from $1,148,884 for the nine months ended March 31, 2005 to $1,243,997 for the nine months ended March 31, 2006 primarily due to increases in expenses related to salaries ($55,000), advertising ($21,000) and merchant fees ($15,000); however, operating expenses when expressed as a percentage of net sales for the nine months ended was approximately 17.4% as compared to 19.2% for the comparable period of the prior year.

The Company did not charge its operations with any research and development costs during the nine months ended March 31, 2006. Combined interest and investment income decreased from $30,259 for the nine months ended March 31, 2005 to a combined loss of $3,002 for the nine months ended March 31, 2006 as a result of decreasing market values of certain investments (U.S. Treasury securities).

Net income for the three months ended March 31, 2006 was $218,054 as compared to $133,526 for the corresponding period of the prior year. Basic earnings were $.84 and $.50 in the third quarter of 2006 and 2005, respectively. Net income for the nine months ended March 31, 2006 was $563,282 as compared to $410,875 for the corresponding period of the prior year. Basic earnings per share were $2.16 and $1.55 for the first nine months of 2006 and 2005, respectively.

Stock Repurchases

Management of the Company over the years received a number of comments from its odd lot stockholders regarding the costs associated with any sale of their odd lots. Further, management would like to reduce the Company’s expense of maintaining mailings to odd lot holders. Accordingly, TNR from time-to-time over a period of approximately ten years has privately purchased from holders of its Common Stock, such odd lots (i.e. 99 shares or less) and on a limited basis, round lots of 100 or more shares. The purchase price paid was based upon the market value of the Company’s Common Stock on the NASD electronic bulletin board of the Company’s Common Stock for the preceding trading day. The Company’s odd lot repurchase plan originally terminated in June 2005, but was extended through January 31, 2006 to provide additional time to stockholders (some of which have already contacted the Company) to present their odd lot shares for repurchase. Stock repurchases of the Company’s Common Stock have ceased for the foreseeable future.

During the nine months ended March 31, 2006 and fiscal years 2005, 2004, 2003, 2002, and 2001, the Company redeemed a total of 978 shares from 18 persons; 5,733 shares from 158 persons; 1,713 shares from 37 persons; 598 shares from 29 persons; 1,600 shares from 68 persons and 729 shares from 22 persons, respectively. In June 2003, the Company also repurchased a total of 691 shares held by a director and the Company’s former chief executive officer at a purchase price of $12.00 per share.

2005 - 2006	QTR 1	QTR 2	QTR 3	QTR 4	YTD
# SHARES REPURCHASED	508	223	247
# SHAREHOLDERS	9	4	5
AVG SHARE PRICE	$21.90	$22.00	$23.21

ISSUER PURCHASES OF EQUITY SECURITIES - NINE MONTHS ENDED
MARCH 31, 2006

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Jan. 1 - 31, 2006	247	23.21	122	7,258 shs.
Feb. 1-28, 2005	-0-	-0-	-0-	7,258 shs.
Mar. 1-31, 2006	-0-	-0-	-0-	7,258 shs.
Total	247	23.21	122	7,258 shs.

Item 3. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level at the end of our most recent quarter. There have been no changes in the Company's disclosure controls and procedures or in other factors that could affect the disclosure controls subsequent to the date the Company completed its evaluation. Therefore, no corrective actions were taken.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings:  None

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds:

(a) During the period July 1, 2005 through the filing date of this Form 10-QSB, the Company has not sold or issued any of its unregistered shares of Common Stock. However, on August 17, 2005 and January 30, 2006, the Company granted Wayne Thaw on each date options to purchase 5,000 shares of the Company’s Common Stock exercisable over a period of ten years from the date of grant. The exercise price of the options granted on August 17, 2005 was $21.00 per share and the exercise price of the options granted on January 30, 2006 was $22.60 per share. These options were granted pursuant to Section 4(2) of the Securities Act of 1933, as amended, and no commissions were paid in connection with their grant.

(b)	Not applicable.
(c)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

  ________________
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
(6) Incorporated by reference to Form 10-KSB for the eleven months ended June 30, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TNR TECHNICAL, INC.
(Registrant)
Date: May 5, 2006	By:	/s/ Wayne Thaw
Wayne Thaw
Title: President, Chief Executive Executive Officer and Chief Financial Officer