Form 10KSB
period 2006-06-30
TNR TECHNICAL INC
filed 2006-09-19
CIK 723615

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

{X}             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
               THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                     For the fiscal year ended June 30, 2006


Commission File Number:  0-13011

                               TNR TECHNICAL, INC.
                     --------------------------------------
             (Exact name of Registrant as specified in its charter)

            New York                                      11-2565202
    (State of jurisdiction of                           (I.R.S. Employer
   incorporation or organization)                    Identification Number)


301 Central Park Drive, Sanford, Florida                          32771
----------------------------------------                   -------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:       (407) 321-3011
                                                          --------------

Securities registered pursuant to Section 12(b) of the Act:

                                    None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.02 Par Value
                          ----------------------------
                                (Title of Class)

Check whether the Registrant is not required to file reports pursuant to Section 13 of 15(d) of the Exchange Act. [ ]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X . No ___.

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [ ] No [X]

State issuer's revenues for its most recent fiscal year: $9,724,432.

As of September 11, 2006, the number of shares held by non-affiliates was approximately 126,000 shares. The approximate market value based on the last sale (i.e. $29.00 per share) of the Company's Common Stock as of the latest trade date of September 11, 2006 held by non-affiliates was approximately $3,654,000. The number of shares outstanding of the issuer's Common Stock as of September 11, 2006 was 259,877.

                           FORWARD-LOOKING STATEMENTS

     We believe this annual report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties and are based on the beliefs and assumptions of our management, based on information currently available to our management. When we use words such as "believes," "expects," "anticipates," "intends," "plans," "estimates," "should," "likely" or similar expressions, we are making forward-looking statements. Forward-looking statements include information concerning our possible or assumed future results of operations set forth under "Business" and/or "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Our future results and stockholder values may differ materially from those expressed in the forward-looking statements. Many of the factors that will determine these results and values are beyond our ability to control or predict. Stockholders are cautioned not to put undue reliance on any forward-looking statements. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. For a discussion of some of the factors that may cause actual results to differ materially from those suggested by the forward-looking statements, please read carefully the information under "Risk Factors in Item I". In addition to the Risk Factors and other important factors discussed elsewhere in this annual report, you should understand that other risks and uncertainties and our public announcements and filings under the Securities Exchange Act of 1934, as amended could affect our future results and could cause results to differ materially from those suggested by the forward-looking statements.

                                     PART I

Item 1.  Description of Business
------   -----------------------

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

     The Company is an authorized distributor of nickel-cadmium, nickel metal hydride, alkaline, lithium and sealed lead acid batteries manufactured by Saft America, Power-Sonic Battery, Varta Battery, Enersys, Duracell, Renata, GP Direct, Eveready Battery, Kan Industrial and Sanyo Energy. As an authorized distributor, the Company purchases cells, assembles them into battery packs and maintains inventory for resale. The Company sells its battery cells and/or battery packs to the original equipment manufacturers and wholesalers without geographical limitation and on a non-exclusive basis. The Company also designs and manufactures battery packs to customers' specifications. The Company's batteries have applications in mobility, instrumentation, laptops, surveying equipment, radio control, alarms, U.P.S., door locks, and emergency lighting as well as other various consumer products.

     Sales under industrial and distribution programs accounted for substantially all of the Company's total revenues during the Company's past three fiscal years and no one customer accounted for 10% or more of the Company's total revenues during these years. For fiscal year ended June 30, 2006 and the eleven months ended June 30, 2005, the Company had no significant backlog.

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

Employees
---------

     At August 31, 2006, the Company leases from a non-affiliated party its staff which includes twenty-three persons. Such staff includes eight salespersons (including two executive officers), two accounting and administrative staff, four warehouse and shipping clerks and nine production workers. For a fee which is paid by the Company, the leasing company provides the payroll, 401(k) plan, worker's compensation insurance and health insurance. The Company's agreement with the leasing company can be terminated on short notice at any time by the Company.

Risk Factors

The following risks and uncertainties, as well as others described in this Annual Report on Form 10-KSB could materially adversely affect our business, results of operations and financial conditions. Security holders are cautioned that these and other factors may affect future performance and cause actual results to differ from those which may, from time to time, be anticipated. See Forward Looking Statements under Item 6.

We operate in an extremely competitive industry and are subject to continual pricing pressure.

We compete with a number of battery manufacturers and distributors, as well as a large number of smaller, regional competitors and are therefore subject to continual and significant pricing pressures. These pricing pressures have prevented us from fully passing through to customers increased costs related to increased pricing of raw materials associated with the manufacture of batteries, such as nickel and lead, and the increased cost of freight for incoming and outgoing product due to fuel surcharges. We expect heightened competitive pricing pressure as Chinese manufacturers expand their export capacity and increase their marketing presence in our markets. Our ability to maintain and improve our operating margins has depended, and continues to depend, on our ability to control and reduce our costs. We cannot assure you that we will be able to continue to reduce our operating expenses, to raise or maintain our prices or increase our unit volume, in order to maintain or improve our operating results.

The failure of critical computer systems could seriously affect our sales and operations.

We operate a number of critical computer systems that can fail for a variety of reasons. If such a failure were to occur, then we may not be able to sufficiently recover from the failure in time to avoid the loss of data or adversely impact certain of our operations that are dependent on such systems. This could result in lost sales and the inefficient operation of our facilities for the duration of such a failure.

Terrorist acts or acts of war could cause damage or disruption to our operations.

Whether in the United States or abroad, war or acts of terrorism could cause damage or disruption to our operations, our suppliers, channels to market or customers, or could cause costs to increase, or create political or economic instability, any of which could have a material adverse effect on our business.

We are dependent upon our vendors for the manufacture and supply of our products.

Our performance depends on our ability to purchase our products in sufficient quantities at competitive prices and on our vendors' ability to make and deliver high quality products in a cost effective, timely manner. We have no long-term purchase contracts or other contracts that provide continued supply, pricing or access to new products and any vendor or distributor could discontinue selling to us at any time. There can be no assurance that we will be able to acquire products we require in sufficient quantities or on terms that are acceptable to us in the future and there can be no assurance that our vendors will make and deliver high quality products in a cost effective, timely manner. In addition, all products we purchase from vendors in the Far East must be shipped to our warehouse by freight carriers and there can be no assurance that we will be able to obtain sufficient capacity at favorable rates. Our inability to acquire suitable products in a cost effective, timely manner or the loss of one or more key vendors or freight carriers could have a negative impact on our business.

We are dependent on certain key executives.

Our success depends to a significant extent upon the abilities of our senior management. The loss of the services of any of the members of our senior management or of certain other key employees could have a significant adverse effect on our business. In addition, our performance will depend upon our ability to attract and retain qualified management and sales personnel. There can be no assurance that the members of our existing management team will be able to manage the Company or our growth or that we will be able to attract and hire additional qualified personnel as needed in the future.

If we are sued on a product liability claim, our insurance policies may not be sufficient.

Although we maintain general liability insurance, our insurance may not cover all potential types of product liability claims to which distributors for manufacturers are exposed or may not be adequate to indemnify us for all liability that may be imposed. Any imposition of liability that is not covered by insurance or is in excess of our insurance coverage could harm our business.

Many of the products we sell are manufactured in China; we face risks if China loses normal trade relations status with the United States.

As a result of opposition of certain policies of the Chinese government and China's growing trade surpluses with the United States, there has been, and in the future may be, opposition to the extension of Normal Trade Relations status for China, the loss of which could result in an adverse affect on our business.

Our operations could be materially interrupted, and we may suffer a large amount of loss, in the case of fire, casualty or theft at one of our warehousing facilities.

In the event of material damage to, or loss of, the warehousing facilities where our products are located due to fire, casualty, theft, severe weather, flood or other similar causes, we would be forced to replace any assets lost in those disasters within the limits of our insurance. Additionally, any interruption in operations at one of our major suppliers as a result of fire, casualty, theft, severe weather, flood or other similar causes could cause a disruption in the availability of product and/or an increase in product cost.

Laws regulating the transportation of batteries may be enacted which could result in the imposition of additional costs that could harm our ability to be profitable.

The transportation of certain batteries is regulated both domestically and internationally. Under recently revised United Nations recommendations and as adopted by the International Air Transport Association, certain chemistries require a Class 9 designation for transportation. The revised United Nations recommendations are not United States law until such time as they are incorporated into the Department of Transportation Hazardous Material Regulations. At present it is not known if or when the proposed regulations would be adopted by the United States. Future Department of Transportation or International Air Transport Association regulations or enforcement policies could impose costly transportation requirements.

We cannot predict our future capital needs and we may not be able to secure additional financing if needed.

We have planned for an increase in sales and, if we experience sales in excess of our plan, our working capital needs and capital expenditures would likely increase from that currently anticipated. Our ability to meet this additional customer demand would depend on our ability to arrange for additional equity or debt financing in the event that cash flow from sales lags behind the increased working capital requirements.

Risks Relating to an Investment in our Common Stock

Our business is subject to changing regulations relating to corporate governance and public disclosure that has increased both our costs and the risk of noncompliance.

Because our common stock is publicly traded, we are subject to certain rules and regulations of federal, state and financial market exchange entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. These entities, including the Public Company Accounting Oversight Board and the Securities and Exchange Commission have recently issued new requirements and regulations and continue to develop additional regulations and requirements in response to recent laws enacted by Congress, most notably
Section 404 of the Sarbanes-Oxley Act of 2002. Our efforts to comply with these new regulations have resulted in, and are likely to continue to result in, materially increased general and administrative expenses and a significant diversion of management time and attention from revenue-generating and cost-reduction activities to compliance activities. Compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal controls over financial reporting and obtaining an associated independent registered public accounting firm's audit of that assessment will require the commitment of significant financial and managerial resources. There is no assurance that these efforts will be completed on a timely and successful basis. Because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. In the event that our internal controls over financial reporting are not effective as defined under Section 404 of the Sarbanes-Oxley Act of 2002, there may be a material adverse impact on investor perceptions and a decline in the market price of our stock.

We lack an established trading market for our common stock, and you may be unable to sell your common stock at attractive prices or at all.

There is currently a limited and sporadic trading market for our common stock in the OTC electronic bulletin board under the symbol "TNRK." There can be no assurances given that an established public market will be obtained for our common stock or that any public market will last. The trading price of the common stock depends on many factors, including:

     o    The markets for similar securities;

     o    our financial condition, results of operations and prospects;

     o The publication of earnings estimates or other research reports and speculation in the press or investment community;

     o    Changes in our industry and competition; and

     o    general market and economic conditions.

The market price for our common stock may be highly volatile.

The market price for our common stock may be highly volatile. A variety of factors may have a significant impact on the market price of our common stock, including:

     o The publication of earnings estimates or other research reports and speculation in the press or investment community;

     o    Changes in our industry and competitors;

     o    our financial condition, results of operations and prospects;

     o any future issuances of our common stock, which may include primary offerings for cash, issuances in connection with business acquisitions, and the grant or exercise of stock options from time to time;

     o    Possible payment of dividends;

     o    general market and economic conditions; and

     o any outbreak or escalation of hostilities, which could cause a recession or downturn in our economy.

In addition, the markets in general can experience extreme price and volume fluctuations that can be unrelated or disproportionate to the operating performance of the companies listed or quoted. Broad market and industry factors may negatively affect the market price of our common stock, regardless of actual operating performance.

We may not pay cash dividends in the future.

No cash dividends have been paid by our company on our common stock. The future payment by us of cash dividends on our common stock, if any, rests within the discretion of our board of directors and will depend, among other things, upon our earnings, our capital requirements and our financial condition as well as other relevant factors. We can provide no assurances that we will pay cash dividends upon our common stock in the future.

Future sales of common stock by management and other stockholders may have an adverse effect on the then prevailing market price of our common stock.

Future sales of restricted shares of our common stock made under Rule 144 or shares of common stock that are part of the public float may have an adverse effect on the then prevailing market price, if any, of our common stock.

Item 2.  Description of Properties
------   -------------------------

     The Company's principal executive office, sales, distribution and assembly facility is located at 301 Central Park Drive, Sanford, Florida 32771. These facilities, which consist of approximately 8,000 square feet of space, are leased from RKW Holdings Ltd., a Florida Limited Partnership, controlled by Wayne Thaw, an executive officer and director of the Company. The Florida lease originally provided for a term of ten years expiring May 31, 2006 with annual increases of five percent over the preceding year's base rent. The Company entered into an agreement to extend the current lease for a period of five years through May 31, 2011 with a current monthly rent of $8,603 (including sales taxes), with annual increases of 4% over the preceding year's base rent. The Company is also responsible for the payment of all insurance, property, and other taxes related to the leased facilities. Property taxes estimated at $780 per month, inclusive of sales taxes, are accrued on a monthly basis.

     The Company also leases from Grove Investment Company, a non-affiliated company, a sales, distribution and assembly facility at 3400 W. Warner Avenue, Suites K, L and M, Santa Ana, CA 92704. These facilities consist of 6,480 square feet of space. The California lease commenced on July 1, 2000 and expires on June 30, 2008. The Company currently pays a base rent of $5,832 per month, which is subject to increase for its share of the landlord's increased operating expenses. The Company owns production equipment consisting primarily of welding, soldering, testing, pneumatic and material handling equipment, and inspection equipment which has been sufficient for its needs to date.

Item 3.  Legal Proceedings
------   -----------------

     There are no material legal proceedings to which the Company is a party.

Item 4.  Submission of Matters to a Vote of Security Holders.
-------  ----------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2006.

                                     PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

         Principal Market and Stock Prices.
         ----------------------------------

     The Company's Common Stock may be quoted in the over-the-counter market. The high and low sales prices of the Company's Common Stock are shown below for the two years ended June 30, 2006.


                                              High       Low
Fiscal 2006
First Quarter                               $ 22.00    $ 20.50
Second Quarter                                23.00      21.60
Third Quarter                                 24.75      22.60
Fourth Quarter                                28.00      23.25

Fiscal 2005
First Quarter                               $ 16.35    $ 15.00
Second Quarter                                17.20      15.60
Third Quarter                                 19.25      17.20
Fourth Quarter                                21.00      18.50

     The closing last sale of the Company's Common Stock on September 11, 2006 was $29.00. The foregoing quotation and those sale prices contained in the table above represent approximately inter-dealers prices, without retail markup, markdown or commission. Such sale prices should not be viewed as necessarily indicative of the price that could have been obtained on that date for a substantial number of securities due to the limited market and trading volume for the Company's Common Stock.

     The approximate number of holders of record of the Company's Common Stock, as of September 11, 2006 was 420 as supplied by the Company's transfer agent, American Stock Transfer Company, 59 Maiden Lane, New York, NY 10038.

     No cash dividends have been paid by the Company on its Common Stock in the past. In the future, regular or special dividends may be paid by the Company at the sole discretion of the Company's Board of Directors; however, there can be no assurances given that any regular or special dividends will be declared and paid by the Company.

Stock Repurchases
-----------------

Management of the Company over the years received a number of comments from its odd lot stockholders regarding the costs associated with any sale of their odd lots. Further, management would like to reduce the Company's expense of maintaining mailings to odd lot holders. Accordingly, TNR from time-to-time over a period of approximately ten years has privately purchased from holders of its Common Stock, such odd lots (i.e. 99 shares or less) and on a limited basis, round lots of 100 or more shares. The purchase price paid was based upon the market value of the Company's Common Stock on the NASD electronic bulletin board of the Company's Common Stock for the preceding trading day. The Company's odd lot repurchase plan originally terminated in June 2005, but was extended through January 31, 2006 to provide additional time to stockholders to present their odd lot shares for repurchase. Stock repurchases of the Company's Common Stock have ceased for the foreseeable future.

     During the fiscal years 2006, 2005, 2004, 2003, 2002, and 2001, the Company redeemed a total of 978 shares from 18 persons; 5,733 shares from 158 persons; 1,713 shares from 37 persons; 598 shares from 29 persons; 1,600 shares from 68 persons and 729 shares from 22 persons, respectively. In June 2003, the Company also repurchased a total of 691 shares held by a director and the Company's former chief executive officer at a purchase price of $12.00 per share. During the quarter ended June 30, 2006, no stock repurchases took place.


------------------ ---------- ------------ ------------ ----------- ------------
2005 - 2006         QTR 1       QTR 2        QTR 3        QTR 4       YTD
------------------ ---------- ------------ ------------ ----------- ------------
# SHARES
REPURCHASED              508         223          247          -0-       978
------------------ ---------- ------------ ------------ ----------- ------------
# SHAREHOLDERS             9           4            5          -0-        18
------------------ ---------- ------------ ------------ ----------- ------------
AVG SHARE PRICE       $21.90      $22.00       $23.21          -0-    $22.25
------------------ ---------- ------------ ------------ ----------- ------------


Recent Sales of Unregistered Securities
---------------------------------------

During the past three fiscal years, the Company had no sales of unregistered securities.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.
-------  -----------------------------------------------------------------------

Forward Looking Statements
--------------------------

     This annual report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risk and uncertainties, and actual results could be significantly different than those discussed in this annual report on Form 10-KSB. Certain statements contained herein are forward-looking statements. These statements discuss, among other things, expected growth, future revenues and/or performance. Although we believe the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by us or on our behalf. The forward-looking statements are subject to risks and uncertainties including, without limitation, the following: (a) changes in levels of competition from current competitors and potential new competition; (b) costs of acquiring inventory; (c) credit risk associated with our customers; (d) our ability to successfully recover in the event of a disaster; (e) the extent to which we cannot control our fixed and variable costs; (f) fluctuations in the market price of the raw materials related to our goods; (g) general economic conditions in the markets in which we operate; and (h) the other uncertainties which are described under "Risk Factors" in Item 1. The foregoing should not be construed as an exhaustive list of all factors that could cause actual results to differ materially from those expressed in forward-looking statements made by us. All forward-looking statements included in this document are made as of the date hereof, based on information available to the Company on the date thereof, and the Company assumes no obligation to update any forward-looking statements.

Liquidity and Capital Resources
-------------------------------

Working capital amounted to $6,173,354 at June 30, 2006 as compared to $5,433,018 at June 30, 2005. Cash and investments amounted to $4,279,462 at June 30, 2006 as compared to $3,796,690 at June 30, 2005. As more fully described in the statement of cash flows included in the Company's financial statements elsewhere herein, net cash provided by operating activities was $161,756.

During the fiscal year ended June 30, 2006, cash was provided by operating activities mainly due to the Company's net income of $725,836. Increases in accounts receivable resulted from increased sales. Cash used in operating activities resulted primarily from the purchase of U.S. Government securities and inventory. Accrued expenses increased as a result of bonus accruals. The increase in income taxes payable is a result of increased profitability in fiscal 2006. Cash was used in investing and financing activities to purchase equipment and treasury stock, respectively.

During the eleven months ended June 30, 2005, cash flow used in operating activities resulted primarily from the purchase of treasury securities and inventory (inventory levels were increased in anticipation of scheduled price increases by several vendors). Cash was provided predominantly by the Company's net income of $533,879. The increase in income taxes payable, and associated decrease in income taxes receivable, are a reflection of recording the tax provision at June 30, 2005. Accounts payable and accrued expenses decreased primarily as a result of the overall decrease in payroll and bonus-related accruals. Net cash was used in investing and financing activities to purchase equipment and treasury stock, respectively.

During fiscal 2004, cash flow used in operating activities resulted primarily from the purchase of treasury securities. Cash was provided mainly by the Company's net income of $454,202. Reduced sales resulted in decreases in accounts receivable. In response to reduced sales, a concerted effort was made by management to reduce the level of inventory on hand. Accounts payable and accrued expenses decreased for the most part as a result of reduced inventory levels. The decrease in income tax payable and the subsequent increase in income tax receivable resulted from the payment of tax obligations and estimated tax payments. Cash was used in investing activities to purchase equipment and in financing activities to purchase treasury stock.

During the past three years, the Company's liquidity needs have been satisfied from internal sources including cash from operations and amounts available from the Company's working capital. During fiscal 2007, management expects this trend to continue. There are no material commitments for capital expenditures or any long-term credit arrangements as of June 30, 2006.

Recent Trends
-------------

     Competition in wholesale distribution of batteries is increasing as offshore and U.S. manufacturers sell directly to customers competing with distributors for the same market. Despite increased competition, new battery companies have entered the market offering lower prices, and selling directly to the end-user via web-based operations. This, combined with the expansion of local battery franchises in cities throughout the USA has increased the level of competition in the battery market.

Results of Operations
---------------------

Net sales for the fiscal year ended June 30, 2006 increased $2,406,732 to $9,724,432 over sales for the eleven month period ended June 30, 2005. Approximately 22% of the increase is attributable to the additional month in the fiscal year ended June 30, 2006. The remaining increase in sales is the result of the addition of new product lines and a more firmly established internet presence. Furthermore, the Company evaluated the buying patterns of some of our larger volume customers and provided additional resource planning to them, the result of which is an initial increase in sales volume which should level off with time. Net sales decreased $678,913 for the eleven months ended June 30, 2005 as compared to the twelve months ended July 30, 2004. The decrease in sales between the two periods is slightly higher than the average monthly sales for the eleven months ended June 30, 2005 of $665,245, primarily as a result of lost shipping days in the final week of June 2005 in order to take physical inventory. During the past three years, no customer accounted for more than 10% of revenues.

The Company's gross margin remained relatively fixed at approximately 30% for the fiscal year ended June 30, 2006 and the eleven months ended June 30, 2005 up from approximately 28% for the fiscal year ended July 31, 2004 due primarily to the discontinuation of a 2004 sales commission plan. Operating (selling, general and administrative) expenses, when expressed as a percentage of sales, decreased to 18% for the fiscal year ended June 30, 2006 from 18.9% for the eleven months ended June 30, 2005 and 18.8% for the fiscal year ended July 31, 2004.

During the past three years, the Company did not charge its operations with any research and development costs. Increased interest income ($20,662) and investment losses ($11,493) were the result of the investment of excess operating cash in certificates of deposit and the fluctuation in the value of treasury securities, respectively.

Net income for the fiscal year ended June 30, 2006 was $725,836 as compared to $533,879 for the eleven months ended June 30, 2005 and $454,202 for the fiscal year ended July 31, 2004. Basic earnings per share for fiscal 2006, fiscal 2005 and fiscal 2004 were $2.79, $2.02, and $1.70 respectively.

Item 7.  Financial Statements.
------   ---------------------

     The information required by Item 8, and an index thereto, appears at pages F-1 through F-22 (inclusive) of this Report, which pages follow this page.

                               TNR TECHNICAL, INC.

                              Financial Statements

                             June 30, 2006 and 2005


                   (With Independent Auditors' Report Thereon)

                               TNR TECHNICAL, INC.

                          Index to Financial Statements





Independent Auditors' Report...........................................................................F-1

Financial Statements:

        Balance Sheets - June 30, 2006 and 2005........................................................F-2

        Statements of Operations - Year ended June 30, 2006, the eleven months ended June 30, 2005 and the year
           ended July 31, 2004.........................................................................F-4

        Statements of Shareholders' Equity - Year ended June 30, 2006, the eleven months ended June 30, 2005 and the year ended
           July 31, 2004...............................................................................F-5

        Statements of Cash Flows - Year ended June 30, 2006, the eleven months ended June 30, 2005 and the year
           ended July 31, 2004.........................................................................F-6

Notes to Financial Statements..........................................................................F-8

                          TSCHOPP, WHITCOMB & ORR, P.A.
                     2600 Maitland Center Parkway, Suite 330
                               Maitland, FL 32751




                          Independent Auditors' Report





The Shareholders and Board of Directors
TNR Technical, Inc.:


We have audited the accompanying balance sheets of TNR Technical, Inc. as of June 30, 2006 and 2005, and the related statements of operations, shareholders' equity and cash flows for the year ended June 30, 2006, the eleven months ended June 30, 2005 and the year ended July 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TNR Technical, Inc. as of June 30, 2006 and 2005 and the results of its operations and its cash flows for the year ended June 30, 2006, the eleven months ended June 30, 2005 and the year ended July 31, 2004 in conformity with accounting principles generally accepted in the United States of America.


/s/  Tschopp, Whitcomb & Orr, P.A.



August 18, 2006
Maitland, Florida

                               TNR TECHNICAL, INC.

                                 Balance Sheets

                             June 30, 2006 and 2005



                                     Assets

                                                                                         2006                  2005
                                                                                  -------------------   -------------------

Current assets:
     Cash and cash equivalents                                                    $           522,151               431,632
      Investments (note 4)                                                                  3,757,311             3,365,058
     Accounts receivable - trade, less allowance for doubtful
         accounts of $24,842 in 2006 and $15,139 in 2005                                      763,125               654,007
     Inventories (note 2)                                                                   1,387,165             1,188,845
     Prepaid expenses and other current assets                                                 32,739                30,795
     Deferred income taxes (note 6)                                                           184,000               120,000
                                                                                  -------------------   -------------------

               Total current assets                                                         6,646,491             5,790,337

Property and equipment, at cost, net of accumulated
   depreciation and amortization (note 3)                                                     127,651               126,385

Other assets:
     Deposits                                                                                  16,360                15,884
                                                                                  -------------------   -------------------

                                                                                  $         6,790,502             5,932,606
                                                                                  ===================   ===================

See accompanying notes to financial statements.

                               TNR TECHNICAL, INC.

                                 Balance Sheets

                             June 30, 2006 and 2005



                      Liabilities and Shareholders' Equity

                                                                                            2006                2005
                                                                                   -----------------------------------------
Current liabilities:
     Accounts payable                                                              $           126,939    $          122,400
     Accrued expenses                                                                          177,198               128,538
     Income taxes payable (note 6)                                                             169,000               106,381
                                                                                   -------------------    ------------------

               Total current liabilities                                                       473,137               357,319

Deferred tax liability (note 6)                                                                 20,000                20,000
                                                                                   -------------------    ------------------

               Total liabilities                                                               493,137               377,319
                                                                                   -------------------    ------------------

Commitment (note 7)

Shareholders' equity:
     Common stock - $.02 par value, authorized 500,000
        shares; issued and outstanding 313,581
        shares in 2006 and 2005 (note 5)                                                         6,272                 6,272
     Additional paid-in capital                                                              2,736,261             2,698,261
     Retained earnings                                                                       3,963,382             3,237,546
                                                                                   -------------------    ------------------

                                                                                             6,705,915             5,942,079
     Less cost of treasury stock, 53,786 and 52,808
        shares in 2006 and 2005, respectively                                                 (408,550)             (386,792)
                                                                                   -------------------    ------------------

               Total shareholders' equity                                                    6,297,365             5,555,287
                                                                                   -------------------    ------------------

                                                                                   $         6,790,502    $        5,932,606
                                                                                   ===================    ==================

See accompanying notes to financial statements.

                               TNR TECHNICAL, INC.

                            Statements of Operations

 Year ended June 30, 2006, the eleven months ended June 30, 2005 and the year ended July 31, 2004


                                                                     2006                    2005                    2004
                                                               ------------------      ------------------     -------------------
Revenues:
     Net sales (note 9)                                        $        9,724,432               7,317,700               7,996,613
                                                               ------------------      ------------------     -------------------

Cost and expenses:
     Cost of goods sold                                                 6,764,385               5,155,234               5,784,775
     Selling, general and administrative (note 10)                      1,750,161               1,382,494               1,507,757
                                                               ------------------      ------------------     -------------------

                                                                        8,514,546               6,537,728               7,292,532
                                                               ------------------      ------------------     -------------------

               Operating income                                         1,209,886                 779,972                 704,081

Non-operating revenue (expense):
     Interest income                                                       20,662                   8,913                   1,338
     Investment gains (losses), net (note 4)                              (11,493)                 75,324                  48,113
     Other, net (note 11)                                                       -                       -                 (10,330)
                                                               ------------------      ------------------     -------------------

               Income before income taxes                               1,219,055                 864,209                 743,202

Income tax expense (note 6)                                               493,219                 330,330                 289,000
                                                               ------------------      ------------------     -------------------

               Net income                                      $         725,836                  533,879                454,202
                                                               ==================      ==================     ===================

Basic earnings per share                                       $             2.79                    2.02                    1.70
                                                               ==================      ==================     ===================

Diluted earnings per share                                     $             2.44                    1.77                    1.52
                                                               ==================      ==================     ===================

Weighted average number of shares - Basic                                 260,109                 264,843                 266,552
                                                               ==================      ==================     ===================

Weighted average number of shares - Diluted                               297,000                 301,110                 299,389
                                                               ==================      ==================     ===================

See accompanying notes to financial statements.


                               TNR TECHNICAL, INC.

                       Statements of Shareholders' Equity

 Year ended June 30, 2006, the eleven months ended June 30, 2005 and the year ended July 31, 2004


                                                                           Additional
                                             Common Stock                    Paid-in            Retained            Treasury
                                      Shares              Amount             Capital            Earnings             Stock
                                -----------------   -----------------   ----------------   -----------------   -----------------
Balances, July 31, 2003                   313,581   $           6,272          2,698,261           2,249,465            (244,111)

Net income                                      -                   -                  -             454,202                   -

Purchase of Company
   stock                                        -                   -                  -                   -             (26,360)
                                -----------------   -----------------   ----------------   -----------------   -----------------

Balances, July 31, 2004                   313,581               6,272          2,698,261           2,703,667            (270,471)

Net income                                      -                   -                  -             533,879                   -

Purchase of Company
   stock                                        -                   -                  -                   -            (116,321)
                                -----------------   -----------------   ----------------   -----------------   -----------------

Balances, July 31, 2005                   313,581               6,272          2,698,261           3,237,546            (386,792)

Issuance of stock options                       -                   -             38,000                   -                   -

Net income                                      -                   -                  -             725,836                   -

Purchase of Company
   stock                                        -                   -                  -                   -             (21,758)
                                -----------------   -----------------   ----------------   -----------------   -----------------

Balances, June 30, 2006                   313,581   $         $ 6,272          2,736,261           3,963,382            (408,550)
                                =================   =================   ================   =================   =================

See accompanying notes to financial statements.

                               TNR TECHNICAL, INC.

                            Statements of Cash Flows

 Year ended June 30, 2006, eleven months ended June 30, 2005 and the year ended July 31, 2004



                                                                               2006               2005                2004
                                                                         -----------------  -----------------   -----------------
Cash flows from operating activities:
   Net income                                                            $         725,836            533,879             454,202
   Adjustments to reconcile net income to net cash
      provided by operations:
         Deferred income taxes                                                     (64,000)           (17,000)            (34,000)
         Depreciation and amortization                                              48,213             52,813              45,305
         Provision for doubtful accounts                                             8,400              7,700               8,400
         Investment losses (gains), net                                             11,493            (75,324)            (48,113)
         Loss on disposition of fixed assets                                             -                  -              10,330
         Issuance of stock options                                                  38,000                  -                   -
         Changes in operating assets and liabilities:
           Accounts receivable                                                    (117,518)           (12,689)             81,863
             Purchase of investments and accrued interest                         (403,746)          (681,024)           (570,538)
           Inventories                                                            (198,320)           (61,702)            157,654
           Prepaid expenses and other assets                                        (1,944)             1,947              (6,142)
           Accounts payable and accrued expenses                                    53,199            (49,917)            (24,459)
           Deposits                                                                   (476)               307                   -
           Income taxes receivable/payable                                          62,619            176,639            (128,284)
                                                                         -----------------  -----------------   -----------------

             Net cash provided by (used in) operating activities                   161,756           (124,371)            (53,782)
                                                                         -----------------  -----------------   -----------------

Cash flows from investing activities:
     Purchase of property and equipment                                            (49,479)           (38,312)            (43,123)
                                                                         -----------------  -----------------   -----------------


             Net cash used in investing activities                                 (49,479)           (38,312)            (43,123)
                                                                         -----------------  -----------------   -----------------

See accompanying notes to financial statements.

                               TNR TECHNICAL, INC.

                      Statements of Cash Flows (Continued)

 Year ended June 30, 2006, the eleven months ended June 30, 2005 and the year ended July 31, 2004



                                                                               2006               2005                2004
                                                                         -----------------  -----------------   -----------------
Cash flows from financing activities:
         Purchase of treasury stock                                      $         (21,758)          (116,321)            (26,360)
                                                                         -----------------  -----------------   -----------------

             Net cash used in financing activities                                 (21,758)          (116,321)            (26,360)
                                                                         -----------------  -----------------   -----------------

             Increase (decrease) in cash and cash equivalents                       90,519           (279,004)           (123,265)

Cash and cash equivalents - beginning of year                                      431,632            710,636             833,901
                                                                         -----------------  -----------------   -----------------

Cash and cash equivalents - end of year                                  $         522,151            431,632             710,636
                                                                         =================  =================   =================

Supplemental disclosures of cash flow information:
         Cash paid during the year for interest                          $               -                  -                   -
                                                                         =================  =================   =================

         Cash paid during the year for income taxes                      $         405,777            720,691             452,258
                                                                         =================  =================   =================

See accompanying notes to financial statements.

                               TNR TECHNICAL, INC.

                          Notes to Financial Statements

                             June 30, 2006 and 2005

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

     (b)  Accounts Receivable
          -------------------

          Accounts receivable are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectible amounts using the reserve method based on its assessment of the current status of the individual receivables and after using reasonable collection efforts. As of June 30, 2006, the balance of the reserve recorded for uncollectible amounts amounted to approximately $25,000.

     (c)  Investments
          -----------

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

     (d)  Inventories
          -----------

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

                               TNR TECHNICAL, INC.

                          Notes to Financial Statements

                             June 30, 2006 and 2005

(1)  Summary of Significant Accounting Policies - Continued
     ------------------------------------------------------

     (e)  Property and Equipment
          ----------------------

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

     (f)  Research and Development Costs
          ------------------------------

          Research and development costs are charged against income in the year incurred.

     (g)  Revenue Recognition
          -------------------

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

     (h)  Advertising Costs
          -----------------

          Advertising expenditures relating to product distribution and marketing efforts consisting primarily of pay per click ads, telephone book ads, product presentation material, catalog preparation, printing and postage expenses are expensed as incurred.

     (i)  Use of Estimates
          ----------------

          Management of the Company has made certain estimates and assumptions relating to the reporting of assets and liabilities and disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.


                                                                     (Continued)

                               TNR TECHNICAL, INC.

                          Notes to Financial Statements

                             June 30, 2006 and 2005

(1)  Summary of Significant Accounting Policies - Continued
     ------------------------------------------------------

     (j) Financial Instruments Fair Value, Concentration of Business and Credit Risks
          ----------------------------------------------------------------------

          The carrying amount reported in the balance sheet approximates fair value for cash, investments, accounts receivable, accounts payable and accrued expenses. Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade accounts receivable which amount to approximately $765,000. The Company performs periodic credit evaluations of its trade customers and generally does not require collateral. The Company maintains its cash balances at certain financial institutions in which balances are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company's uninsured balances amount to approximately $285,000 and $167,000 at June 30, 2006 and 2005, respectively.

     (k)  Stock-Based Compensation
          ------------------------

          In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) which sets forth accounting and disclosure requirements for stock-based compensation arrangements. The statement encourages but does not require, companies to measure stock-based compensation using a fair value method, rather than the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 ("APB no. 25".) The Company has adopted disclosure requirements of SFAS 123 and has elected to continue to record stock-based compensation expense using the intrinsic value approach prescribed by APB No. 25. Accordingly, the Company computes compensation cost for each employee stock option granted as the amount by which the quoted market price of the Company's common stock on the date of grant exceeds the amount the employee must pay to acquire the stock. The amount of compensation cost, if any, will be charged to operations over the vesting period. SFAS 123 requires companies electing to continue using the intrinsic value method to make certain pro forma disclosures (see note 5).

          In 2004 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (Revised 2004) referred to as SFAS 123R. This statement, among other things, mandated fair value accounting for stock-based employee compensation arrangements. Accordingly, for all stock-based employee compensation arrangements implemented subsequent to the effective date, (December 31, 2005), the Company is required to measure employee stock options (and similar instruments) with a fair value method rather than the intrinsic method described in the immediately preceding paragraph.

                               TNR TECHNICAL, INC.

                          Notes to Financial Statements

                             June 30, 2006 and 2005

(1)  Summary of Significant Accounting Policies - Continued
     ------------------------------------------------------

     (l)  Income Taxes
          ------------

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

     (m)  Cash Flows
          ----------

          For purposes of cash flows, the Company considers all highly liquid investments with an initial maturity of three months or less to be cash equivalents.

     (n)  Earnings Per Common Share
          -------------------------

          Basic earnings per common share have been computed based upon the weighted average number of common shares outstanding during the years presented. Common stock equivalents resulting from the issuance of the stock options are included in the calculation of diluted earnings per share information.

     (o)  Reclassifications
          -----------------

          Certain amounts from 2005 and 2004 have been reclassified to conform with the 2006 presentation.

(2)  Inventories
     -----------

    Inventories consist of the following:

                                                      2006               2005
                                                      ----               ----

       Finished goods/work-in-progress              $  41,615            35,665

       Purchased product and materials              1,345,550         1,153,180
                                                    ---------         ---------

                                                   $1,387,165         1,188,845
                                                   ==========         =========

                               TNR TECHNICAL, INC.

                          Notes to Financial Statements

                             June 30, 2006 and 2005

(3)  Property and Equipment
     ----------------------

     Property and equipment consists of the following:

                                                               2006       2005
                                                               ----       ----

    Machinery and equipment                                 $ 322,917   312,799
    Leasehold improvements                                     28,355    25,749
                                                               ------    ------

                                                              351,272   338,548
    Less accumulated depreciation and amortization            223,621   212,163
                                                              -------   -------

                                                            $ 127,651   126,385
                                                            =========   =======

(4)  Investments
     -----------

     Investments held by the Company are classified as trading securities and consist of certificates of deposit and certain government and corporate fixed income securities.

     Unrealized gains and losses associated with trading securities are included in earnings on a current basis. Realized trading gains associated with trading securities in 2006 amounted to $117,549. The Company determines cost on the specific identification basis. The following table summarizes the Company's investments at June 30, 2006.

                                                            Fair                               Unrealized
                                                           Value                Cost          Gains (Losses)
                                                     -----------------    ---------------    -----------------
    Certificates of deposit                                  $ 719,714            719,714                    -

    U.S. Government notes                                    2,906,748          3,030,420             (123,672)
    Corporate fixed income bonds                                94,630            100,000               (5,370)
    Accrued interest                                            36,219             36,219                    -
                                                     -----------------    ---------------    -----------------

                                                            $3,757,311          3,886,353             (129,042)
                                                     =================    ===============    =================

                               TNR TECHNICAL, INC.

                          Notes to Financial Statements

                             June 30, 2006 and 2005

(5)  Stock Option Plans
     ------------------

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

     The 1998 Incentive and Non-Qualified Stock Option Plan, (the "1998 Plan"), was approved by the Board of Directors effective December 15, 1998 subject to stockholder approval within 12 months. The 1998 Plan covers 60,000 shares of Common Stock, subject to adjustment of shares under the anti-dilution provisions of the 1998 Plan. The 1998 Plan authorizes the issuance of the options covered thereby as either "Incentive Stock Options" within the meaning of the Internal Revenue Code of 1986, as amended, or as "Non-Statutory Stock Options." Persons eligible to receive options under the 1998 Plan include employees, directors, officers, consultants or advisors, provided that bona fide services shall be rendered by consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital raising transaction; however, only employees (who may also be officers and/or directors) are eligible to receive an Incentive Stock Option. The 1998 Plan also provides that no options may be granted after December 15, 2008. In August 2005 and January 2006, the Company granted options on each date to purchase 5,000 shares of common stock at exercise prices of $21.00 and $22.60, respectively, (the fair market value of the underlying stock at these dates), to its chief executive officer and chairman of the Board.

                                                                     (Continued)

                               TNR TECHNICAL, INC.

                          Notes to Financial Statements

                             June 30, 2006 and 2005

(5)  Stock Option Plans - Continued
     ------------------------------

     Options granted and issued by the Company consist of the following:

                                                                Number                  Weighted Average Price
                                                                ------                  ----------------------
     Balance outstanding, July 31, 1997                              30,000                     $ 3.25
                 Options granted                                        -                          -
                 Options expired                                        -                          -
                                                          -------------------       ---------------------------------

     Balance outstanding, July 31, 1998                              30,000                       3.25
                 Options granted                                      7,000                       5.00
                 Options expired                                        -                          -
                                                          -------------------       ---------------------------------

     Balance outstanding, July 31, 1999                              37,000                       3.58
                 Options granted                                        -                          -
                 Options expired                                        -                          -
                                                          -------------------       ---------------------------------

     Balance outstanding, July 31, 2000                              37,000                       3.58
                 Options granted                                        -                          -
                 Options expired                                        -                          -
                                                          -------------------       ---------------------------------

     Balance outstanding, July 31, 2001                              37,000                       3.58
                 Options granted                                     23,000                       6.80
                 Options exercised                                  (12,000)                      3.54
                                                          -------------------       ---------------------------------

     Balance outstanding, July 31, 2002                              48,000                       5.13
                 Options granted                                        -                           -
                 Options exercised                                      -                           -
                                                          -------------------       ---------------------------------

     Balance outstanding, July 31, 2003                              48,000                       5.13
                 Options granted                                        -                           -
                 Options exercised                                      -                           -
                                                          -------------------       ---------------------------------

     Balance outstanding, July 31, 2004                              48,000                       5.13

                                                                     (Continued)

                               TNR TECHNICAL, INC.

                          Notes to Financial Statements

                             June 30, 2006 and 2005


(5)  Stock Option Plans - Continued
     ------------------------------
                                                                Number               Weighted Average Price
                                                                ------               ----------------------
     Balance outstanding, July 31, 2004                              48,000                    5.13
                 Options granted                                        -                        -
                 Options exercised                                      -                        -
                                                          -------------------      ---------------------------

     Balance outstanding, June 30, 2005                              48,000                    5.13
                 Option grants                                       10,000                   21.80
                 Option exercised                                       -                        -
                                                          -------------------      ---------------------------

     Balance outstanding, June 30, 2006                              58,000                    8.00
                                                          ===================      ===========================

Information relating to options at June 30, 2006, summarized by exercise price, is as follows:


          Outstanding and Exercisable                  Weighted Average
          ---------------------------                  ----------------
    Exercise Price       Equivalent Shares       Exercise Price         Year
    --------------       -----------------       --------------         ----
        $ 3.25                   20,000              3.25                0.5
          5.00                    5,000              5.00                2.5
          6.80                   23,000              6.80                5.5
         21.00                    5,000             21.00                9.0
         22.60                    5,000             22.60                9.5
                                 ------
                                 58,000              8.00                4.2
                                 ======

Through December 31, 2005, the Company continued to account for stock-based compensation using the intrinsic value method prescribed by SFAS 123 and Accounting Principles Board Opinion No. 25 under which no compensation cost for stock options is recognized for stock option awards granted at or above fair market value. Subsequent to this date, in January 2006, options issued for the purchase of 5,000 shares of common stock were valued at $38,000 using the Black-Scholes option-pricing model in accordance with the provisions of SFAS 123R and recorded as compensation expense in the accompanying 2006 financial statements.


                                                                     (Continued)

                               TNR TECHNICAL, INC.

                          Notes to Financial Statements

                             June 30, 2006 and 2005

(5)  Stock Option Plans - Continued
     ------------------------------

SFAS No. 123 requires that companies using the intrinsic value method make pro forma disclosure of net income and net income per share as if the fair value method of accounting had been applied. For purposes of pro forma disclosures, the Company used the Black-Scholes option-pricing model to estimate the fair value of options issued in August 2005. The estimated fair value of the options is amortized to expense over the options' expected vesting period. Had compensation cost for the Company's stock option plan been determined based on the estimated fair value at the grant dates for awards under the plan consistent with the fair value method of SFAS No. 123 utilizing the Black-Scholes option-pricing model, the Company's net income and basic and diluted earnings per share for the year ended June 30, 2006 and the eleven months ended June 30, 2005 would have approximated the pro forma amounts indicated below:

                                                                                       2006               2005
                                                                                       ----               ----
Net income
  As reported                                                                     $     725,836             553,879
  Deduct total stock-based compensation expense determined
     under fair value based method                                                      (35,136)                  -
                                                                                  -------------      --------------

  Pro forma                                                                       $     690,700             533,879
                                                                                  =============      ==============

Basic earnings per share
   As reported                                                                    $        2.79                2.02
   Pro forma                                                                               2.66                2.02

Diluted earnings per share
   As reported                                                                    $        2.44                1.77
   Pro forma                                                                               2.33                1.77

The computation of the effect on net earnings and earnings per share with respect to outstanding options in accordance with SFAS 123 was calculated using the Black-Scholes option-pricing model which included the following significant assumptions:

           Risk-free interest rate                             4.25%
           Expected volatility                                10.00%
           Expected dividend yield                             0.00%
           Expected life                                    10 years

The weighted average fair value at the date of grant of the options granted during the year ended June 30, 2006 approximated $7.25 per option.


                                                                     (Continued)

                               TNR TECHNICAL, INC.

                          Notes to Financial Statements

                             June 30, 2006 and 2005

(5)  Stock Option Plans - Continued
     ------------------------------

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

(6)  Income Taxes
     ------------

The income tax provision for the year ended June 30, 2006, the eleven months ended June 30, 2005 and the year ended July 31, 2004 consists of the following:

                                       2006           2005         2004
                                     ---------       --------      -------

      Current:
           Federal                   $ 453,277        293,260      240,000
           State                       103,942         54,070       55,000
                                     ---------       --------      -------

                                       557,219        347,330      295,000
                                     ---------       --------      -------

      Deferred:
           Federal                     (53,000)       (13,000)      (5,000)
           State                       (11,000)        (4,000)      (1,000)
                                     ---------       --------      -------

                                       (64,000)       (17,000)      (6,000)
                                     ---------       --------      -------

               Total                 $ 493,219        330,330      289,000
                                     =========       ========     ========

Income tax expense attributable to income before income tax differed from the amount computed by applying the U.S. Federal income tax rate of 34% to income from operations before income taxes as a result of the following:

                                                                     (Continued)

                               TNR TECHNICAL, INC.

                          Notes to Financial Statements

                             June 30, 2006 and 2005

(6)  Income Taxes - Continued
     ------------------------

                                                          2006         2005          2004
                                                          ----         ----          ----
Computed "expected" tax expense                        $ 418,000     294,000       253,000
Increase (reduction) in income tax expense
    resulting from:
       State income taxes, net of federal
          income tax benefit                              45,000      42,000        37,000
       Under (over) accrual of income tax
          liability in prior year                          3,000      (3,000)            -
       Adjustment to deferred tax assets to
          reflect current effective tax rates
          and other                                       27,219      (2,670)       (1,000)
                                                       ---------    --------      --------

                                                       $ 493,219     330,330       289,000
                                                       =========    ========      ========

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at June 30, 2006 and 2005 are presented below:

                                                             2006         2005
                                                             ----         ----
Deferred tax assets:
   Inventories, principally due to additional costs
     inventoried for tax purposes                          $ 59,000      58,000
   Accounts receivable, due to allowance for
     uncollectible accounts                                  10,000       6,000
   Investments, due to exclusion of unrealized losses
     for tax purposes                                       100,000      56,000
   Value of stock options issued                             15,000        -
                                                           --------    --------


                                                            184,000     120,000
Less valuation allowance                                       -           -
                                                           --------    --------


                                                            184,000     120,000
                                                           --------    --------
Deferred tax liabilities:
   Property and equipment, due to additional
     depreciation for tax purposes                          (20,000)    (20,000)
                                                           --------    --------

         Net deferred tax assets                           $164,000     100,000
                                                           ========    ========


                                                                     (Continued)

                               TNR TECHNICAL, INC.

                          Notes to Financial Statements

                             June 30, 2006 and 2005

(6)  Income Taxes - Continued
     ------------------------

Deferred taxes are presented in the accompanying balance sheets as:


                                                          2006             2005
                                                          ----             ----

   Current deferred tax assets                          $184,000        120,000
   Noncurrent deferred tax liability                     (20,000)       (20,000)
                                                        --------       --------
                                                        $164,000        100,000
                                                        ========        =======

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. Management considers the projected future taxable income and tax planning strategies in making this assessment. The Company believes that future earnings in addition to the amount of the taxable differences which will reverse in future periods, will be sufficient to offset recorded deferred tax assets and, accordingly, a valuation allowance is not considered necessary at June 30, 2006 and 2005.

At June 30, 2006 and 2005, the Company recorded a liability for estimated income taxes payable in excess of estimated tax payments made of $169,000 and $106,381, respectively.

(7)  Lease Commitments

The Company leases its Florida office, warehouse and distribution facilities from a partnership controlled by an executive officer, shareholder and director of TNR. The lease agreement provides payment of real estate taxes and insurance and extends through May 2011. The Company also leases warehouse and distribution facilities in California from an unrelated party under a three-year operating lease agreement expiring in 2006. Future minimum rental payments associated with these operating lease obligations are indicated below:

                Year Ending June 30,
                --------------------
                        2007                     167,000
                        2008                     175,000
                        2009                     105,000
                        2010                     109,000
                        2011                     104,000

Total lease and rental expense amounted to $174,858, $153,849 and $161,420 in 2006, 2005, and 2004, respectively. In 2006, 2005 and 2004 lease expense associated with related parties amounted approximately to $108,000, $95,000 and $91,000, respectively.

                               TNR TECHNICAL, INC.

                          Notes to Financial Statements

                             June 30, 2006 and 2005

(8)  Retirement Plan
     ---------------

The Company participates in a qualified retirement plan (Plan) with a salary deferral feature designed to qualify under Section 401 of the Internal Revenue Code. Employees of the Company are eligible to participate in the Plan if they meet certain minimum age and period of credited service requirements. The Plan allows participants to defer up to 25% of their compensation on a pre-tax basis subject to certain maximum amounts. The Plan allows the Company to make matching contributions not to exceed 6% of the eligible participant compensation. In 2006, 2005 and 2004, the Company made matching contributions of $49,052, $21,550 and $34,608, respectively.

(9)  Sales to Major Customers
     ------------------------

During the year ended June 30, 2006, the eleven months ended June 30, 2005 and the year ended July 31, 2004 no customer accounted for more than 10% of total revenues.

(10) Supplementary Information
     -------------------------

                                                  2006       2005         2004
                                                  ----       ----         ----

Advertising costs                               $41,765     15,249      17,590
Provision for doubtful accounts                   8,400      7,700       8,400

The provision for doubtful accounts and advertising costs are included in selling, general and administrative costs in the accompanying statements of operations.

(11) Non-Operating Expense
     ---------------------
Other non-operating expense, net, for the year ended June 30, 2006, the eleven months ended June 30, 2005 and the year ended July 31, 2004 is comprised of the following:

                                                  2006       2005         2004
                                                  ----       ----         ----

 Loss on disposition of fixed assets          $      -           -     (10,330)
                                              ----------    -------  -----------

                                              $      -           -     (10,330)
                                              ==========    =======  ===========

                               TNR TECHNICAL, INC.

                          Notes to Financial Statements

                             June 30, 2006 and 2005

(12) Selected Financial Data (Unaudited)
     -----------------------------------

The following is a summary of the quarterly results of operations for the year ended June 30, 2006, the eleven months ended June 30, 2005 and the year ended July 31, 2004, respectively:

                                            Quarter ended    Quarter ended    Quarter ended    Quarter ended     Year ended
                                            September 30,    December 31,     March 31,        June 30,          June 30,
                                            --------------   -------------    --------------   --------------    -------------
                  2006
                  ----
Net revenues                                $    2,286,353       2,245,279         2,617,641        2,575,159        9,724,432
Net income                                         164,554         180,674           218,054          162,554          725,836
Basic earnings per share                              0.63            0.69              0.84             0.63             2.79
Weighted-average number of
   shares issued and outstanding                   260,629         260,100           259,857          257,543          260,109


                                                                                               Two Months        Eleven Months
                                            Quarter ended    Quarter ended    Quarter ended    ended             ended
                                            October 31,      January 31,      April 30,        June 30,          June 30,
                                            --------------   -------------    --------------   --------------    -------------
                  2005
                  ----
Net revenues                                $    1,965,739       1,985,775         2,026,846        1,339,340        7,317,700
Net income                                         178,479         131,895           112,186          111,319          533,879
Basic earnings per share                              0.67            0.50              0.42             0.43             2.02
Weighted-average number of
   shares issued and outstanding                   266,181         266,075           264,688          261,960          264,843

                                            Quarter ended    Quarter ended    Quarter ended    Quarter ended     Year ended
                                            October 31,      January 31,      April 30,        July 31,          July 31,
                                            --------------   -------------    --------------   --------------    -------------
                  2004
                  ----
Net revenues                                     2,108,438       1,893,663         2,044,975        1,949,537        7,996,613
Net income                                         134,965         113,445            79,758          126,034          454,202
Basic earnings per share                              0.51            0.43              0.30             0.46             1.70
Weighted-average number of
   shares issued and outstanding                   267,003         266,461           266,313          266,221          266,552


                               TNR TECHNICAL, INC.

                          Notes to Financial Statements

                             June 30, 2006 and 2005




(12) Selected Financial Data (Unaudited) - Continued
     -----------------------------------------------

Unaudited Results of Operations

The following is a presentation of the unaudited results of operations for the eleven months ended June 30, 2004:

     Revenues:
         Net Sales                                          $       7,350,679
                                                            -----------------
     Cost and expenses:
         Cost of goods sold                                         5,333,382
         Selling, general and administrative                        1,357,438
                                                            -----------------

                                                                    6,690,820
                                                            -----------------
              Operating income                                        659,859

     Non-operating revenue (expense):
         Interest income                                                1,153
         Investment gains, net                                         24,301
         Other, net                                                    (3,173)
                                                            -----------------
              Income before income taxes                              682,140

     Income tax expense                                               265,256
                                                            -----------------

              Net income                                    $         416,884
                                                            =================

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
-------  -----------------------------------------------------------------------

           None.

Item 8(a) Controls and Procedures
--------  -----------------------

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level at the end of our most recent fiscal year ended June 30, 2006. There have been no changes in the Company's disclosure controls and procedures or in other factors that could affect the disclosure controls subsequent to the date the Company completed its evaluation.

     Management has not yet completed, and is not yet required to have completed, its assessment of the effectiveness of internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act.

Item 8(b)  Other Information
--------   -----------------

           None.

                                    PART III

Item 9.  Directors,    Executive   Officers,   Promoters   and  Control Persons;
         Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------------------------------------

              The   names,  ages  and  principal  occupations  of the  Company's
         present   directors,  and  the  date on  which  their  term  of  office commenced and expires, are listed below.

                                  Term       First
                                   of       Became      Principal
   Name                 Age      Office    Director     Occupation
   ----                 ---      ------    --------     ----------

   Wayne Thaw            49       (1)        1983      Chairman of the
                                                       Board, Chief
                                                       Executive Officer
                                                       President

   Jerrold Lazarus       74       (1)        1987      Retired

   Norman L. Thaw        73       (1)        1979      President of
                                                       Stride Rite
                                                       Stables, Inc.,
                                                       Private Investor

   Mitchell Thaw         50       (1)        1998      Investor

   Patrick Hoscoe        43       (1)        1998      Vice President
                                                       And Operations
                                                       Manager of the
                                                       Company's West
                                                       Coast Division

   Larry J. Kaczmarek    44       (1)        2004      Colonial Management Group
                                                       Controller/Chief
                                                       Executive Officer

   Anthony Guadagnino    59       (1)        2004      President of
                                                       Presidential South,
                                                       Inc.
     ---------
     (1) Directors are elected at the annual meeting of stockholders and hold office until the following annual meeting.

Officers of the Company
-----------------------

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

Biographical Information
------------------------

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

     Mitchell Thaw has been a director of the Company since December 1998. Mr. Thaw is a private investor and he is not currently affiliated with any firms. For over 25 years, Mr. Thaw has been engaged in numerous Wall Street trading and management positions. Mr. Thaw has expertise and experience in numerous Wall Street products, options, structured products, stocks, warrants, program trading, convertible bonds, corporate and government bonds. Between 2002 and 2006, he was the co-founder and co-manager of the Harbert Convertible Arbitrage Fund. The fund's primary strategy was capital structure arbitrage and grew to over $900,000,000 in assets. Prior to joining Harbert, Mr. Thaw specialized in listed equity options and structured products. He started an institutional option department at KBC Securities, an international firm, where he served as vice president from November 2000 until September 2001. He started an institutional option department at Schroeder & Co., Inc. and served as a director of Institutional Options at Schroeder from April 1999 through May 2000. From 1988 through April 1998, Mr. Thaw was an executive for UBS Securities. Mr. Thaw received a BA from the University of Miami.

     Patrick Hoscoe has been Vice President and a director of the Company since 1998. Mr. Hoscoe also serves as Operations Manager of the Company's West Coast operations. Mr. Hoscoe has 26 years experience in the battery industry and worked for House of Batteries for the five years prior to joining the Company in 1997.

     Larry J. Kaczmarek, since May 2006, has been Controller/CFO for Colonial Management Group, L.P., one of the largest operators of opiate addiction substance abuse treatment centers in the nation. He is responsible for all accounting and finance functions and supervises a staff of four. Between March 2005 and May 2005, he served as a senior financial consultant for CuraScript, Inc., a large specialty pharmacy distributor. He led important projects in Sarbanes Oxley compliance and accounts receivable. Between September 2004 and March 2005 he served as Director of Finance of Devereux Florida, one of the largest not for profit organizations in central Florida, serving as a mental health service provider for young children throughout Florida. Between February and August, 2004, Mr. Kaczmarek was self employed and served as a senior financial consultant to his clients. Between April 2000 and January 2003, he served as Chief Financial Officer of Protegrity Holdings, Inc., a mid-sized company specializing in administration of workers' compensation insurance in Longwood, Florida. As Chief Financial Officer, he supervised a staff of twelve persons and was responsible for all financial and accounting functions, served as lead contact with the bank as to its credit facility, was responsible for all risk management needs, served as lead negotiator relating to certain service contracts and developed and implemented specialized financial reports that provided the chief executive officer and product line leaders with current results and run rate trends. From 1997 to April 2000, he served as director of workers' compensation for Humana Inc. of Louisville, Kentucky. Between 1995 and 1997, he served as director of finance at Humana Inc. Between 1990 - 1995, Mr. Kaczmarek served as director of financial analysis and planning at Emphesys Financial Group, Inc., Green Bay, Wisconsin. He has a Bachelor of Science in Public Finance from Indiana University, which he received in 1984.

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

Family Relationships
--------------------

     Norman L. Thaw is the father of Wayne Thaw and Mitchell Thaw. Wayne Thaw and Kathie Thaw are married.

Compliance with Section 16(a) of the Securities Exchange Act of 1934
--------------------------------------------------------------------

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Officers, directors and greater than ten percent stockholders are required by the Commission's regulations to furnish the Company with copies of all Section 16(a) forms they file. During year ended June 30, 2006, no officers, directors or greater than 10% stockholders filed any forms late, except that a Form 4 for Mitchell Thaw was timely filed on June 27, 2006 inadvertently using the Edgar codes of Wayne Thaw and was later correctly filed after its due date.

Audit Committee / Lack of Other Committees
------------------------------------------

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

     In January 2005, a written charter for the Audit Committee was adopted. Such charter includes, among other things, the following:

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

Code of Ethics
--------------

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

     In September  2005, the Company adopted a Code of Ethics which was filed as
Exhibit 14.1 to its Form 10-K for its fiscal year ended June 30, 2005. No changes have been made to the Code of Ethics.

Item 10.  Executive Compensation.
          ----------------------

         The following table provides a three-year summary compensation table with respect to the Company's Chief Executive Officer and any executive officers earning salaries and bonuses of $100,000 or more during the year ended June 30, 2006. During the past three fiscal years, the Company has not granted restricted stock awards or stock appreciation rights. In addition, the Company does not have a defined benefit or actuarial plan.

                           SUMMARY COMPENSATION TABLE
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                      Long Term Compensation
--------------------------------------------------------------------------  ----------------------------- ------------ ------------

                                Annual Compensation                                            Awards          Payouts
------------------- ----------- --------------- ------------- -------------- -------------- -------------- ------------ ------------
      (a)              (b)            (c)             (d)           (e)            (f)           (g)            (h)         (i)

                                                                   Other
     Name                                                          Annual     Restricted                                    All
     And                                                           Compen-       Stock          Number        LTIP         Other
     Principal                                                     sation      Award(s)           of           Payout   Compensation
     Position         Year         Salary ($)       Bonus ($)      ($)(1)         ($)           Options          ($)         ($)
------------------- ----------- --------------- ------------- -------------- -------------- -------------- ------------ ------------
Wayne Thaw, CEO,
President              2006        $208,540        $33,615       $3,848(2)         0           10,000           0             0
                    ----------- --------------- ------------- -------------- -------------- -------------- ------------ ------------
                       2005         184,680           0             0              0              0             0             0
                    ----------- --------------- ------------- -------------- -------------- -------------- ------------ ------------
                       2004         199,105         27,350        7,695(2)         0              0             0             0
------------------- ----------- --------------- ------------- -------------- -------------- -------------- ------------ ------------
Patrick Hoscoe,        2006         127,120        $37,260          0              0              0             0             0
Vice President
                    ----------- --------------- ------------- -------------- -------------- -------------- ------------ ------------
                       2005         100,032         20,820          0              0              0             0             0
                    ----------- --------------- ------------- -------------- -------------- -------------- ------------ ------------
                       2004         104,540         26,520          0              0              0             0             0
------------------- ----------- --------------- ------------- -------------- -------------- -------------- ------------ ------------

(1) Does not include the value of a leased or company owned automobile provided to the CEO for business purposes.
(2) For fiscal 2004 and fiscal 2006 $7,695 and $3,848 were paid in lieu of vacation pay respectively.

     The Company has no employment contracts with its executive officers. Wayne Thaw currently receives an annual salary of $220,000 plus such increases and bonuses as determined by the Board of Directors. The Company also pays for the cost of gasoline, repairs and insurance related to an automobile purchased by the Company for Mr. Wayne Thaw's use. Patrick Hoscoe currently receives an annual salary of $130,000 plus such increases as determined by the Company's Board of Directors.

     Directors, who are executive officers, do not presently receive compensation for serving on the Board or on its committees. Directors who are not serving as executive officers receive modest cash fees for attendance at board meetings and committee meetings and are eligible to receive stock options at the discretion of the Board.

     The Company leases its employees from a non-affiliated company which has established a 401(k) plan pursuant to which the Company matches employees' contributions of an amount equal to $1.00 per employee's contributed dollar up to a maximum matching contribution of six percent of the compensation of each respective employee. The Company has no other annuity, pension, or retirement benefits for its employees. Except as described herein, the Company has not afforded any of its officers or directors any other personal benefits, the value of which exceeds 10% of his cash compensation, which is not directly related to job performance or provided generally to all salaried employees.

Stock Option Plans
------------------

The 1992 Plan
-------------

     The 1992 Incentive and Non-Qualified Stock Option Plan, (the "1992 Plan"), was approved by the Board of Directors on November 17, 1992 and ratified by stockholders on January 29, 1993. The 1992 Plan covered 60,000 shares of Common Stock, subject to adjustment of shares under the anti-dilution provisions of the 1992 Plan. The 1992 Plan authorizes the issuance of the options covered thereby as either "Incentive Stock Options" within the meaning of the Internal Revenue Code of 1986, as amended, or as "Non-Statutory Stock Options." Persons eligible to receive options under the 1992 Plan included employees, directors, officers, consultants or advisors, provided that bona fide services shall be rendered by consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital raising transaction; however, only employees (who may also be officers and/or directors) were eligible to receive an Incentive Stock Option. The 1992 Plan also provided that no options may be granted after November 16, 2002. In December 1996, the Company granted ten year non-statutory options to purchase 30,000 shares at an exercise price of $3.25 per share to Wayne Thaw (10,000 shares), Jerrold Lazarus (10,000 shares) and Kathie Thaw (10,000 shares). In December 1998, the Company granted ten year non-statutory stock options to purchase 7,000 shares at an exercise price of $5.00 per share to Jerrold Lazarus (2,000 shares), Wayne Thaw (3,000 shares) and Patrick Hoscoe (2,000 shares). In December 2001, the Company granted Wayne Thaw 10-year Non-Statutory Stock Options to purchase 23,000 shares of the Company's Common Stock at an exercise price of $6.80 per share. In April 2002, Jerrold Lazarus exercised his options to purchase 12,000 shares. Accordingly, all 60,000 options have been granted under the 1992 Plan with 48,000 options remaining outstanding and 12,000 options having been exercised.

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

     The 1992 Plan also provided that the Board of directors shall determine the exercise price of the Common Stock under each option. The 1992 Plan also provided that: (i) the exercise price of Incentive Stock Options granted there-under shall not be less than 100% (110% if the optionee owns 10% or more of the outstanding voting securities of the Company) of the fair market value of such shares on the date of grant, as determined by the Board or Committee, and
(ii) no option by its terms may be exercised more than ten years (five years in the case of an Incentive Stock Option, where the optionee owns 10% or more of the outstanding voting securities of the Company) after the date of grant. All Stock Options are non-transferable except by will or the laws of descent and distribution.

The 1998 Plan
-------------

     The 1998 Incentive and Non-Qualified Stock Option Plan, (the "1998 Plan"), was approved by the Board of Directors effective December 15, 1998 subject to stockholder approval within 12 months. The 1998 Plan, as amended by stockholders in December 2003, covers 60,000 shares of Common Stock, subject to adjustment of shares under the anti-dilution provisions of the 1998 Plan. The 1998 Plan authorizes the issuance of the options covered thereby as either "Incentive Stock Options" within the meaning of the Internal Revenue Code of 1986, as amended, or as "Non-Statutory Stock Options." Persons eligible to receive options under the 1998 Plan includes employees, directors, officers, consultants or advisors, provided that bona fide services shall be rendered by consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital raising transaction; however, only employees (who may also be officers and/or directors) are eligible to receive an Incentive Stock Option. The 1998 Plan also provides that no options may be granted after December 15, 2008. Except for the foregoing, the 1998 Plan is identical to the 1992 Plan. Ten-year Non-Statutory Stock Options to purchase 5,000 shares exercisable at $21.00 per share were granted to Wayne Thaw in August 2005 and 10-year Non-Statutory Stock Options to purchase 5,000 shares exercisable at $22.60 were granted to Wayne Thaw in January 2006. No other options have been granted under the 1998 Plan.

                               OPTION GRANTS TABLE

     The information provided in the table below provides information with respect to individual grants of stock options during the fiscal year ended June 30, 2006 of each of the executive officers named in the summary compensation table above. The Company did not grant any stock appreciation rights during 2006.

                        Option Grants in Last Fiscal Year

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                        Potential
                                       Individual Grants                                            Realizable Value at
                                                                                                      Assumed Annual
                                                                                              Rates of Stock Price Appreciation
                                                                                                    for Option Term (2)
----------------------- ---------------- ---------------- ----------------- -------------- -----------------------------------------
          (a)                 (b)              (c)              (d)              (e)            (f)                 (g)

                                                % of
                                               Total
                                              Options/
                                             Granted to
                             Options         Employees         Exercise
                             Granted         in Fiscal          Price        Expiration
        Name                   (#)            Year (1)          ($/Sh)          Date            5% ($)               10% ($)
----------------------- ---------------- ---------------- ----------------- -------------- ----------------- -----------------------
Wayne Thaw                    5,000              50             22.60           1-30-16         71,050               180,050
                              5,000              50             21.00           8-17-15         66,000               167,350
----------------------- ---------------- ---------------- ----------------- -------------- ----------------- -----------------------
Patrick Hoscoe                  0                0               N/A              N/A            N/A                  N/A
------------------------------------------------------------------------------------------------------------------------------------

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

     AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
     AND FY-END OPTION VALUES

          The information provided in the table below provides information with respect to each exercise of stock option during the fiscal year ended June 30, 2006 by each of the executive officers named in the summary compensation table and the fiscal year end value of unexercised options.

--------------------------------------------------------------------------------
       (a)          (b)             (c)           (d)              (e)
                                                                Value
                                                                of
                                               Number of        Unexercised
                                               Unexercised      In-the-Money
                                               Options at       Options
                   Shares          Value       FY-End (#)       at Fy-End($)
                   Acquired on     Realized    Exercisable/     Exercisable/
       Name        Exercise (#)    ($)(1)      Unexercisable    Unexercisable(1)
------------------ -------------- ----------- ---------------- -----------------
Wayne Thaw (2)          -0-            -0-          56,000/0   1,087,600 / -0-
------------------ -------------- ----------- ---------------- -----------------
Patrick Hoscoe          -0-            -0-           2,000/0      48,700 / -0-
------------------ -------------- ----------- ---------------- -----------------

(1) The aggregate dollar values in column (c)?and (e) are calculated by determining the difference between the fair market value of the Common Stock underlying the options and the exercise price of the options at exercise or fiscal year end, respectively. In calculating the dollar value realized upon exercise, the value of any payment of the exercise price is not included. Fiscal year end value based upon a market price of $27.50 per share determined as of the close of business on June 29, 2006, the last trade before the end of our fiscal year on June 30, 2005.

(2)  Includes options to purchase 10,000 shares held by his wife, Kathie Thaw.

Report of the Board of Directors on Executive Compensation
----------------------------------------------------------

     During the fiscal year ended June 30, 2006, the entire Board held primary responsibility for determining executive compensation levels. The goals of the Company's compensation program is to align compensation with business objectives and performance and to enable the Company to attract, retain and reward executive officers and other key employees who contribute to the long-term success of the Company. The Company has provided on a prospective basis annual incentive opportunity to several of its key employees sufficient to provide motivation to achieve specific operating goals. The foregoing report has been approved by all members of the board of directors.

                                Wayne Thaw -Chairman
                                Jerrold Lazarus
                                Norman Thaw
                                Mitchell Thaw
                                Patrick Hoscoe
                                Larry Kaczmarek
                                Anthony Guadagnino

Compensation Committee Interlocks and Insider Participation
-----------------------------------------------------------

     During the fiscal year ended June 30, 2006, Wayne Thaw and Patrick Hoscoe, each an executive officer of the Company, was involved in determining executive officer compensation levels as a member of the Board of Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     As of August 31, 2006, the Company had outstanding 259,877 shares of Common Stock. The only persons of record who presently hold or are known to own (or believed by the Company to own) beneficially more than 5% of the outstanding shares of such class of stock is listed below. The following table also sets forth certain information as to holdings of the Company's Common Stock of all officers and directors individually, and all officers and directors as a group. The shares shown in the table below for Norman Thaw and his sons, Wayne Thaw and Mitchell Thaw are not beneficially owned by each other and are listed separately.


   -------------- --------------------------------- ------------ ---------------
                       Name and  Address of           Number of    Approximate
   Title of Class      Beneficial  Owner (1)          Shares       Percent
   -------------- --------------------------------- ------------ ---------------

   Common Stock   Wayne Thaw and Kathie Thaw (3)(6)   103,270            39
   -------------- --------------------------------- ------------ ---------------

   Common Stock   Norman L. Thaw (2)(6)(7)             55,229            21.3
   -------------- --------------------------------- ------------ ---------------

   Common Stock   Jerrold Lazarus                        -0-             -0-
   -------------- --------------------------------- ------------ ---------------

   Common Stock   Patrick Hoscoe (4)                    2,000              .8
   -------------- --------------------------------- ------------ ---------------

   Common Stock   Mitchell A. Thaw (6)                 31,025            11.9
   -------------- --------------------------------- ------------ ---------------

   Common Stock   Larry J. Kaczmarek                     -0-             -0-
   -------------- --------------------------------- ------------ ---------------

   Common Stock   Anthony Guadagnino                     -0-             -0-
   -------------- --------------------------------- ------------ ---------------

   Common Stock   All Directors and Officers as a
                  Group (7 persons) (5)               191,524            73
   -------------- --------------------------------- ------------ ---------------

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

(3) Includes options to purchase 46,000 shares granted to Wayne Thaw and options to purchase 10,000 shares granted to Kathie Thaw.

(4)  Consists of options to purchase 2,000 shares.

(5)  Includes options to purchase 58,000 shares.

(6) Wayne Thaw and Kathie Thaw are married and their individual stock ownership which is in a family trust for their benefit is shown jointly. Norman Thaw is the father of Wayne Thaw and Mitchell A. Thaw.

(7)  Norman Thaw's stock ownership is in a revocable trust.


     The Company does not know of any arrangement or pledge of its securities by persons now considered in control of the Company that might result in a change of control of the Company.

Equity Compensation Plan
------------------------

     The following summary information relates to our Compensation Plans described in Item 11 pursuant to which we have granted options to purchase our Common Stock with the information set forth in the table as of the filing date of this Form 10-KSB:

--------------------- ------------------------- ------------------ ------------------------
                               (a)                   (b)                   (c)
--------------------- ------------------------- ------------------ ------------------------
Plan category         Number of securities to   Weighted average   Number of securities
                      be issued upon exercise   exercise price of  remaining available for
                      of outstanding options    outstanding        future issuance under
                                                options (1)        equity compensation plan
                                                                   (excluding securities
                                                                   reflected in column (a))
--------------------- ------------------------- ------------------ ------------------------
Equity compensation
Plans approved by
Security Holders                 58,000                  8.00                   50,000
--------------------- ------------------------- ------------------ ------------------------

---------------------
(1) Based upon 20,000 options exercisable at $3.25 per share, 23,000 options exercisable at $6.80 per share, 5,000 options exercisable at $5.00 per share, 5,000 options exercisable at $21.00 per share and 5,000 options exercisable at $22.60 per share.

Item 12. Certain Relationships and Related Transactions.
-------  -----------------------------------------------

     See Item 2 regarding the description of lease between the Company and a RKW Holding Ltd. ("RKW"), a Florida Limited Partnership, controlled by Wayne Thaw. For the fiscal year ended 2006 and the eleven months ended June 30, 2005 and the fiscal years ended July 31, 2004, 2003, 2002, 2001 and 2000, $99,595, $87,053,
$90,785, $88,462, $85,345, $78,424, $74,690 and $71,133, respectively, were paid by the Company to RKW, which amount will increase by approximately 4% for each new contract year, which begins on June 1st of each year. The foregoing amounts paid to RKW do not include insurance reimbursement of approximately $2,000 per year and property taxes paid of approximately $9,500 per year.

Item 13. Exhibits
-------  --------

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

         31 Chief Executive Officer and Chief Financial Officer Rule 13a- 14(a)/15d-14(a) Certification (*)

         32           Chief  Executive  Officer  and  Chief  Financial   Officer
                      Section 1350 Certification (*)

         99           1998 Incentive and Non-Statutory Stock Option Plan (4)

         99.1         Amendment to 1998 Incentive and Non-Statutory Stock Option
                      Plan (6)

         -------------
         * Filed herewith.
         (1) Exhibits 3 and 3(A) are incorporated by reference from Registration No. 2-85110 which were filed in a Registration Statement on Form S-18.
         (2) Incorporated by reference to Form 10-K for the fiscal year ended July 31, 1992.
         (3) Incorporated by reference to Form 10-K for the fiscal year ended July 31, 1996.
         (4) Incorporated by reference to Form 10-K for the fiscal year ended July 31, 1999.
         (5) Incorporated by reference to Form 8-K dated June 8, 2005 filed for June 1, 2005 - date of earliest event.
         (6) Incorporated by reference to Form 10-K for the fiscal year ended June 30, 2005.

Item 14. Principal Accountant Fees and Services

Audit Fees
----------

     For the fiscal year ended June 30, 2006 and the eleven months ended June 30, 2005, the aggregate fees billed for professional services rendered by Tschopp, Whitcomb & Orr P.A. ("independent auditors") for the audit of the Company's annual financial statements and the reviews of its financial statements included in the Company's quarterly reports totaled approximately $19,000 and $18,000, respectively.

Financial Information Systems Design and Implementation Fees
------------------------------------------------------------

     For the fiscal year ended June 30, 2006 and the eleven months ended June 30, 2005, there were no fees billed for professional services by the Company's independent auditors rendered in connection with, directly or indirectly, operating or supervising the operation of its information system or managing its local area network.

All Other Fees
--------------

     For the fiscal year ended June 30, 2006 and the eleven months ended June 30, 2005, there was approximately $5,000 and $4,000, respectively, in fees billed for tax and limited consulting services.

                                   SIGNATURES

     Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      TNR TECHNICAL, INC.

                                      By:/s/ Wayne Thaw
                                         --------------
                                         Wayne Thaw, Chief Executive Officer

Dated:  Sanford, Florida
September 18, 2006

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures                            Title                  Date

/s/ Norman L. Thaw                    Director               September 18, 2006
----------------------
Norman L. Thaw

/s/ Jerrold Lazarus                   Director               September 18, 2006
-----------------------
Jerrold Lazarus

/s/ Wayne Thaw                        Chairman of the        September 18, 2006
---------------------                 Board, Chief
Wayne Thaw                            Executive Officer
                                      President,
                                      Chief Financial
                                      and Accounting
                                      Officer


/s/ Mitchell Thaw                     Director               September 18, 2006
----------------------
Mitchell Thaw

/s/ Patrick Hoscoe                    Vice President         September 18, 2006
--------------------                  and Director
Patrick Hoscoe

/s/ Larry J. Kaczmarek                Director               September 18, 2006
--------------------------
Larry J. Kaczmarek

/s/ Anthony Guadagnino                Director               September 18, 2006
--------------------------
Anthony Guadagnino

Norman Thaw, Wayne Thaw, Mitchell Thaw, Patrick Hoscoe, Jerrold Lazarus, Larry Kaczmarek and Anthony Guadagnino represent all the members of the Board of Directors.