Form 10KSB/A
period 2006-06-30
TNR TECHNICAL INC
filed 2006-09-20
CIK 723615

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB/A

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

Risk Factors

The following risks and uncertainties, as well as others described in this Annual Report on Form 10-KSB/A could materially adversely affect our business, results of operations and financial conditions. Security holders are cautioned that these and other factors may affect future performance and cause actual results to differ from those which may, from time to time, be anticipated. See Forward Looking Statements under Item 6.

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
------------------ ---------- ------------ ------------ ----------- ------------


Recent Sales of Unregistered Securities
---------------------------------------

During the past three fiscal years, the Company had no sales of unregistered securities.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.
-------  -----------------------------------------------------------------------

Forward Looking Statements
--------------------------

     This annual report on Form 10-KSB/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risk and uncertainties, and actual results could be significantly different than those discussed in this annual report on Form 10-KSB/A. Certain statements contained herein are forward-looking statements. These statements discuss, among other things, expected growth, future revenues and/or performance. Although we believe the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by us or on our behalf. The forward-looking statements are subject to risks and uncertainties including, without limitation, the following: (a) changes in levels of competition from current competitors and potential new competition; (b) costs of acquiring inventory; (c) credit risk associated with our customers; (d) our ability to successfully recover in the event of a disaster; (e) the extent to which we cannot control our fixed and variable costs; (f) fluctuations in the market price of the raw materials related to our goods; (g) general economic conditions in the markets in which we operate; and (h) the other uncertainties which are described under "Risk Factors" in Item 1. The foregoing should not be construed as an exhaustive list of all factors that could cause actual results to differ materially from those expressed in forward-looking statements made by us. All forward-looking statements included in this document are made as of the date hereof, based on information available to the Company on the date thereof, and the Company assumes no obligation to update any forward-looking statements.

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


   -------------- --------------------------------- ------------ ---------------
                       Name and  Address of           Number of    Approximate
   Title of Class      Beneficial  Owner (1)          Shares       Percent
   -------------- --------------------------------- ------------ ---------------

   Common Stock   Wayne Thaw and Kathie Thaw (3)(6)   103,270            39
   -------------- --------------------------------- ------------ ---------------

   Common Stock   Norman L. Thaw (2)(6)(7)             55,229            21.3
   -------------- --------------------------------- ------------ ---------------

   Common Stock   Jerrold Lazarus                        -0-             -0-
   -------------- --------------------------------- ------------ ---------------

   Common Stock   Patrick Hoscoe (4)                    2,000              .8
   -------------- --------------------------------- ------------ ---------------

   Common Stock   Mitchell A. Thaw (6)                 31,025            11.9
   -------------- --------------------------------- ------------ ---------------

   Common Stock   Larry J. Kaczmarek                     -0-             -0-
   -------------- --------------------------------- ------------ ---------------

   Common Stock   Anthony Guadagnino                     -0-             -0-
   -------------- --------------------------------- ------------ ---------------

   Common Stock   All Directors and Officers as a
                  Group (7 persons) (5)               191,524            73
   -------------- --------------------------------- ------------ ---------------

   Common Stock   Anthony Chiarenza/
                  Key Equity Investors, Inc.           17,900             6.9
                  63-54 82nd Place
                  Middle Village, NY 11379
   -------------- --------------------------------- ------------ ---------------

(1) All shares are directly owned, and the sole investment and voting power is held, by the persons named. The address for all officers and directors is c/o TNR Technical Inc,. 301 Central Park Drive, Sanford, Florida 32771.

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

Equity Compensation Plan
------------------------

     The following summary information relates to our Compensation Plans described in Item 11 pursuant to which we have granted options to purchase our Common Stock with the information set forth in the table as of the filing date of this Form 10-KSB/A:

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

Dated:  Sanford, Florida
September 20, 2006

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures                            Title                  Date

/s/ Norman L. Thaw                    Director               September 20, 2006
----------------------
Norman L. Thaw

/s/ Jerrold Lazarus                   Director               September 20, 2006
-----------------------
Jerrold Lazarus

/s/ Wayne Thaw                        Chairman of the        September 20, 2006
---------------------                 Board, Chief
Wayne Thaw                            Executive Officer
                                      President,
                                      Chief Financial
                                      and Accounting
                                      Officer


/s/ Mitchell Thaw                     Director               September 20, 2006
----------------------
Mitchell Thaw

/s/ Patrick Hoscoe                    Vice President         September 20, 2006
--------------------                  and Director
Patrick Hoscoe

/s/ Larry J. Kaczmarek                Director               September 20, 2006
--------------------------
Larry J. Kaczmarek

/s/ Anthony Guadagnino                Director               September 20, 2006
--------------------------
Anthony Guadagnino

Norman Thaw, Wayne Thaw, Mitchell Thaw, Patrick Hoscoe, Jerrold Lazarus, Larry Kaczmarek and Anthony Guadagnino represent all the members of the Board of Directors.