Form 10KSB/A
period 2006-06-30
TNR TECHNICAL INC
filed 2006-09-21
CIK 723615

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


   -------------- --------------------------------- ------------ ---------------
                       Name and  Address of           Number of    Approximate
   Title of Class      Beneficial  Owner (1)          Shares       Percent
   -------------- --------------------------------- ------------ ---------------

   Common Stock   Wayne Thaw and Kathie Thaw (3)(6)   103,270            39
   -------------- --------------------------------- ------------ ---------------

   Common Stock   Norman L. Thaw (2)(6)(7)             55,229            21.3
   -------------- --------------------------------- ------------ ---------------

   Common Stock   Jerrold Lazarus                        -0-             -0-
   -------------- --------------------------------- ------------ ---------------

   Common Stock   Patrick Hoscoe (4)                    2,000              .8
   -------------- --------------------------------- ------------ ---------------

   Common Stock   Mitchell A. Thaw (6)                 31,025            11.9
   -------------- --------------------------------- ------------ ---------------

   Common Stock   Larry J. Kaczmarek                     -0-             -0-
   -------------- --------------------------------- ------------ ---------------

   Common Stock   Anthony Guadagnino                     -0-             -0-
   -------------- --------------------------------- ------------ ---------------

   Common Stock   All Directors and Officers as a
                  Group (7 persons) (5)               191,524            73
   -------------- --------------------------------- ------------ ---------------

   Common Stock   Anthony Chiarenza/
                  Key Equity Investors, Inc.           15,200             5.8
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