Form 10QSB
period 2006-09-30
TNR TECHNICAL INC
filed 2006-11-03
CIK 723615

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2006
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                         Commission File Number: 0-13011

                               TNR TECHNICAL, INC.
             (Exact name of Registrant as specified in its charter)

         New York                                   11-2565202
--------------------------------------------------------------------------------
  State or other jurisdiction            (I.R.S. Employer Identification No.)
of incorporation or organization)

          301 Central Park Drive
          Sanford, Florida                              32771
-----------------------------------------              --------
 (Address of principal executive offices)             (Zip Code)

Registrant's telephone number,
including area code:             (407) 321-3011
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

                                 Yes _X_  No ___.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes___ No _X_


259,795 Common Shares, $.02 par value were issued and outstanding at September 30, 2006.

                               TNR TECHNICAL, INC.


                                      Index


                                                                            Page
                                                                          Number
                                                                          ------

PART 1.     FINANCIAL INFORMATION

   Item 1.     Financial Statements

               Balance Sheets
                September 30, 2006 (Unaudited) and
                and June 30, 2006                                            1

               Statements of Operations Three months ended
                September 30, 2006 (Unaudited) and
                September 30, 2005 (Unaudited)                               2

               Statements of Cash Flows
                Three months ended
                September 30, 2006 (Unaudited) and
                September 30, 2005 (Unaudited)                               3

               Notes to Financial Statements (Unaudited)                     4

   Item 2      Management's Discussion and Analysis of
               Financial Condition and Results of Operations                 5

PART II.    OTHER INFORMATION                                                7

SIGNATURES

                               TNR TECHNICAL, INC.

                                 Balance Sheets

                                     Assets
                                                                                                     September 30,
                                                                                                         2006
                                                                            June 30, 2005             (Unaudited)
                                                                          --------------            ---------------
Current assets:
      Cash and cash equivalents                                           $      522,151                    139,803
      Investments                                                              3,757,311                  4,440,008
      Accounts receivable - trade, less allowance for doubtful
         accounts of $24,842  and $27,317                                        763,125                    681,175
      Inventories                                                              1,387,165                  1,489,851
      Prepaid expenses and other current assets                                   32,739                     21,441
      Deferred income taxes                                                      184,000                    160,000
                                                                          --------------            ---------------

                   Total current assets                                        6,646,491                  6,932,278

      Property and equipment, at cost, net of accumulated
         depreciation and amortization                                           127,651                    103,624

      Deposits                                                                    16,360                     16,360
                                                                          --------------            ---------------

                   Total assets                                           $    6,790,502                  7,052,262
                                                                          ==============            ===============

    Liabilities and Shareholders' Equity

Current liabilities:
      Accounts payable                                                    $      126,939                    248,834
      Accrued expenses                                                           177,198                    129,440
      Income taxes payable                                                       169,000                     97,000
                                                                          --------------            ---------------

                   Total current liabilities                                     473,137                    475,274

Deferred tax liability                                                            20,000                      5,000
                                                                          --------------            ---------------

                   Total liabilities                                             493,137                    480,274
                                                                          --------------            ---------------

Shareholders' equity:
      Common stock - $0.02 par value, authorized 500,000
         shares; issued 313,581 shares                                             6,272                      6,272
      Additional paid-in capital                                               2,736,261                  2,736,261
      Retained earnings                                                        3,963,382                  4,238,005
      Treasury stock - 53,786 shares                                            (408,550)                  (408,550)
                                                                          --------------            ---------------

                   Total shareholders' equity                                  6,297,365                  6,571,988
                                                                          --------------            ---------------

                                                                          $    6,790,502                  7,052,262
                                                                          ==============            ===============

See accompanying notes to financial statements.

                               TNR TECHNICAL, INC.

                            Statements of Operations


                                                                                    Three Months Ended
                                                                                      September 30,
                                                                            2006                         2005
                                                                          (Unaudited)                 (Unaudited)
                                                                         ------------                ------------
Revenues:
     Net sales                                                           $  2,482,947                   2,286,353
                                                                         ------------                ------------

Cost and expenses:
     Cost of goods sold                                                     1,691,915                   1,584,669
     Selling, general and administrative                                      440,977                     409,982
                                                                         ------------                ------------

                                                                            2,132,892                   1,994,651
                                                                         ------------                ------------

               Operating income                                               350,055                     291,702

Non-operating revenue:
     Interest income                                                           13,614                       4,935
     Investment gain (loss)                                                    83,954                     (22,085)
                                                                         ------------                ------------

               Income before income taxes                                     447,623                     274,552

Provision for income taxes                                                    173,000                     109,998
                                                                         ------------                ------------

               Net income                                                $    274,623                     164,554
                                                                         ============                ============

Basic earnings per share                                                 $       1.06                        0.63
                                                                         ============                ============

Diluted earnings per share                                               $       0.91                        0.55
                                                                         ============                ============

Weighted average number of shares outstanding - basic                         259,795                     260,629
                                                                         ============                ============

Weighted average number of shares outstanding - diluted                       300,595                     296,896
                                                                         ============                ============

See accompanying notes to financial statements

                               TNR TECHNICAL, INC.

                            Statements of Cash Flows

                                                                                   Three months ended
                                                                                     September 30,
                                                                                2006                   2005
                                                                             (Unaudited)            (Unaudited)
                                                                            -------------          -------------
Cash flows from operating activities:
     Net income                                                             $    274,623                164,554
     Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
           Depreciation and amortization                                          10,372                 11,355
           Deferred taxes                                                          9,000                     --
           Provision for bad debt                                                  2,100                  2,100
           Gain on disposition of property and equipment                          (6,791)                    --
           Unrealized loss (gain) on investments                                 (44,575)                58,956
           Changes in operating assets and liabilities:
               Accounts receivable                                                79,850                (85,195)
               Purchase of investments and accrued interest                     (638,122)              (252,213)
               Inventories                                                      (102,686)              (157,515)
               Prepaid expenses and other assets                                  11,298                  1,586
               Income taxes receivable/payable                                   (72,000)                 1,619
               Accounts payable and accrued expenses                              74,137                207,533
                                                                            ------------           ------------

                          Net cash used in operating activities                 (402,794)               (47,220)
                                                                            ------------           ------------

Cash flows from investing activities:
     Acquisition of property and equipment                                        (3,554)                    --
     Proceeds from disposition of property and equipment                          24,000                     --
                                                                            ------------           ------------

                          Net cash used in investing activities                   20,446                     --
                                                                            ------------           ------------

Cash flows from financing activities:
     Purchase of treasury stock                                                       --                (11,121)
                                                                            ------------           ------------

                          Net cash used in financing activities                       --                (11,121)
                                                                            ------------           ------------

                          Decrease in cash and cash equivalents                 (382,348)               (58,341)

Cash and cash equivalents - beginning of period                                  522,151                431,632
                                                                            ------------           ------------

Cash and cash equivalents - end of period                                   $    139,803                373,291
                                                                            ============           ============


See accompanying notes to financial statements

                               TNR TECHNICAL, INC.

     Notes to Financial Statements
     -----------------------------

(1)  Presentation of Unaudited Financial Statements
     ----------------------------------------------

     The unaudited financial statements have been prepared in accordance with rules of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. The information furnished, in the opinion of management, reflects all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2006, and results of operations and cash flows for the three month periods ended September 30, 2006 and 2005. The results of operations are not necessarily indicative of results which may be expected for any other interim period, or for the year as a whole.

(2)  Sales to Major Customers
     ------------------------

     During the three months ended September 30, 2006 and 2005, no customer accounted for more than 10% of total revenue.

(3)  Inventories
     ------------

     Inventories consist of the following:

                                                               September 30,
                                                                   2006
                                              June 30, 2006    (Unaudited)
                                             ---------------   ---------------

    Finished goods/work-in-progress          $        41,615            44,656
    Purchased product and materials                1,345,550         1,445,195
                                             ---------------   ---------------

                                             $     1,387,165         1,489,851
                                             ===============   ===============

Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements
--------------------------

     The information contained in this Form 10-QSB is intended to update the information contained in the Company's Annual Report on Form 10-KSB for the twelve months ended June 30, 2006 and such information presumes that readers have access to, and will have read the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other information contained in such Form 10-K and other Company filings with the Securities and Exchange Commission ("SEC").

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

Critical Accounting Policies
----------------------------

     Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of financial statements requires management to make estimates and disclosures on the date of the financial statements. On an on-going basis, we evaluate our estimates including, but not limited to, those related to revenue recognition. We use authoritative pronouncements, historical experience and other assumptions as the basis for making judgments. Actual results could differ from those estimates.


Liquidity and Capital Resources
-------------------------------

     Working capital amounted to $6,457,004 at September 30, 2006 as compared to $6,173,354 at June 30, 2006. Cash and investments amounted to $4,579,811 at September 30, 2006 as compared to $4,279,462 at June 30, 2006. As more fully described in the statement of cash flows included in the Company's financial statements elsewhere herein, net cash used in operating activities amounted to $402,794.

     During the three months ended September 30, 2006 cash flow used in operating activities resulted primarily from the purchase of treasury securities and inventory. Cash was provided primarily by the Company's net income of $274,623 and the collection of accounts receivable ($79,850). Inventory levels, increased in order to meet demand, resulted in increased accounts payable balances. Accrued expenses decreased primarily due to the payout of fiscal 2006 bonus accruals. Changes in income taxes payable and income taxes receivable reflect both the payment of tax obligations related to the previous fiscal year and the recording of the tax provision for the current quarter. Cash was used in investing activities to purchase equipment.

     During the three months ended September 30, 2005, cash flow used in operating activities resulted primarily from the purchase of U.S. Government securities and inventory. Cash was provided primarily by the Company's net income of $164,554. Strong sales activity during the first quarter resulted in increased accounts receivable balances. Inventory levels, increased in order to meet demand, correspondingly increased accounts payable balances. Cash was used in financing activities to purchase treasury stock.

     During the past three years, the Company's liquidity needs have been satisfied from internal sources including cash from operations and amounts available from the Company's working capital. During fiscal 2007, management expects this trend to continue. There are no material commitments for capital expenditures or any long-term credit arrangements as of September 30, 2006.

Results of Operations

     Net sales for the three months ended September 30, 2006 increased $196,594 to $2,482,947 over sales for the three months ended September 30, 2005, primarily as a result of a carry forward of orders placed in the last months of the previous fiscal year that, due to longer lead times from vendors, we were unable to fulfill until the first quarter of the current fiscal year. The Company's gross margin remained relatively unchanged, up a half a percent from 30.7% for the three months ended September 30, 2005 to 31.9%, for the three months ended September 30, 2006. During the past three years, no customer accounted for more than 10% of revenues.

     Operating (selling, general and administrative) expenses increased from $409,982 for the three months ended September 30, 2005 to $440,977 for the three months ended September 30, 2006 primarily due to increased salaries expense; however, operating expense when expressed as a percentage of net sales for the three months ended September 30, 2006 was approximately 17.8% as compared to 17.9% for the comparable period of the prior year.

     The Company did not charge its operations with any research and development costs during the first quarter ended September 30, 2006. Interest and investment income increased $114,718 as a result of increased interest rates and the fluctuations in the value of certain investments (U.S. Treasury securities).

     Net income for the first quarter ended September 30, 2006 was $274,623 as compared to $164,554 for the first quarter ended September 30, 2005. Basic earnings per share were $1.06 and $.63 in 2006 and 2005 respectively.

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

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1.   Legal Proceedings:                 None
          ------------------

Item 2.   Unregistered Sale of Equity Securities and Use of Proceeds:
          -----------------------------------------------------------

          (a) During the quarter ended September 30, 2006, there were no issuances or sales of unregistered securities.
          (b)  Not applicable.
          (c) During the quarter ended September 30, 2006, there were no stock repurchases.

Item 3.   Defaults Upon Senior Securities:   Not Applicable.
          --------------------------------

Item 4.   Submission of Matters to a Vote of Security Holders:   Not Applicable.
          ----------------------------------------------------

Item 5.   Other Information:
          ------------------

     On October 18, 2006, TNR Technical, Inc.'s Board of Directors declared a cash dividend of $3.75 per share to common stockholders (and option holders, subject to stockholder approval on December 4, 2006 of a modification to existing stock option plans to treat option holders as stockholders for cash dividend purposes) of record at the close of business on December 21, 2006 and payable on January 3, 2007.

     On October 30, 2006, the Board of Directors increased the cash dividend to $4.75 per share. The record date of December 21, 2006 and payment date of January 3, 2007 remain unchanged. However, option holders who do not exercise their options prior to the record date will not receive the cash dividend.

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

                                      TNR TECHNICAL, INC.
                                     ---------------------
                                         (Registrant)
Dated: November 3, 2006
                                     By:  /s/ Wayne Thaw
                                          --------------------------------------
                                          Wayne Thaw, President, Chief Executive
                                          Executive Officer and Chief Financial
                                          Officer