Form 10QSB
period 2006-12-31
TNR TECHNICAL INC
filed 2007-02-13
CIK 723615

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2006

OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number:  0-13011

TNR TECHNICAL, INC.
(Exact name of Registrant as specified in its charter)

New York	11-2565202
(State or other jurisdictionof incorporation or organization)	(I.R.S. Employer Identification No.)

301 Central Park Drive
Sanford, Florida	32771
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:(407) 321-3011

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

307,795 Common Shares, $.02 par value were issued and outstanding at December 31, 2006.

TNR TECHNICAL, INC.

Index

PART 1.	FINANCIAL INFORMATION

	Item 1.Financial Statements

	Balance Sheets December 31, 2006 (Unaudited) and June 30, 2006	3

	Statements of Operations Three and six months ended December 31, 2006 (Unaudited) and
	December 31, 2005 (Unaudited)	4

	Statements of Cash Flows Six months ended December 31, 2006 (Unaudited) and
	December 31, 2005 (Unaudited)	5

	Notes to Financial Statements (Unaudited)	6

	Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations	7-9

PART II.	OTHER INFORMATION	10

Item 1.Financial Statements

TNR TECHNICAL, INC.
Balance Sheets
Assets
		December 31, 2006
	June 30, 2006	(Unaudited)
Current assets:
Cash and cash equivalents	$522,151	1,889,895
Investments	3,757,311	3,103,778
Accounts receivable - trade, less allowance for doubtful
accounts of $24,842 and $29,503	763,125	527,650
Inventories	1,387,165	1,532,206
Prepaid expenses and other current assets	32,739	17,053
Income taxes receivable	-	444,500
Deferred income taxes	184,000	154,000

Total current assets	6,646,491	7,669,082

Property and equipment, at cost, net of accumulated
depreciation and amortization	127,651	93,252

Deposits	16,360	16,360

Total assets	$6,790,502	7,778,694

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$126,939	226,458
Accrued expenses	177,198	149,034
Income taxes payable	169,000	-

Total current liabilities	473,137	375,492

Deferred tax liability	20,000	10,000

Total liabilities	493,137	385,492

Shareholders' equity:
Common stock - $0.02 par value, authorized 500,000
shares; issued 313,581 and 361,581 shares	6,272	7,232
Additional paid-in capital	2,736,261	2,981,701
Retained earnings	3,963,382	4,812,819
Treasury stock - 53,786 shares	(408,550)	(408,550)

Total shareholders' equity	6,297,365	7,393,202

	$6,790,502	7,778,694

See accompanying notes to financial statements.

TNR TECHNICAL, INC.

Statements of Operations

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue:
Net sales	$2,151,043	2,245,279	4,633,990	4,531,632

Cost and expenses:
Cost of goods sold	1,490,118	1,569,771	3,182,033	3,154,440
Selling, general and administrative	463,300	397,371	904,277	807,353

	1,953,418	1,967,142	4,086,310	3,961,793

Operating income	197,625	278,137	547,680	569,839

Non-operating revenue:
Interest income	27,888	4,824	41,502	9,759
Investment income	16,301	11,713	100,255	(10,372)

Income before income taxes	241,814	294,674	689,437	569,226

Provision for income tax (expense) benefit	333,000	(114,000)	160,000	(223,998)

Net income	$574,814	180,674	849,437	345,228

Basic earnings per share	$2.03	0.69	3.11	1.33

Diluted earnings per share	$2.01	0.61	3.08	1.16

Weighted average number of shares outstanding - basic	283,795	260,100	273,509	260,379

Weighted average number of shares outstanding - diluted	285,721	296,367	275,435	296,646

See accompanying notes to financial statements

TNR TECHNICAL, INC.

Statements of Cash Flows

	Six months ended
	December 31,
	2006	2005
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$849,437	345,228
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	20,745	22,711
Deferred taxes	20,000	(2,000)
Provision for bad debt	4,200	4,200
Gain on disposition of property and equipment	(6,792)	-
Unrealized loss (gain) on investments	(28,846)	78,803
Changes in operating assets and liabilities:
Accounts receivable	231,275	(31,033)
Purchase of investments	(895,523)	(386,124)
Proceeds from disposition of investments	1,577,902	54,097
Inventories	(145,041)	(164,548)
Prepaid expenses and other assets	15,686	12,110
Income taxes receivable/payable	(613,500)	(75,602)
Accounts payable and accrued expenses	71,355	66,963

Net cash provided by (used in) operating activities	1,100,898	(75,195)

Cash flows from investing activities:
Acquisition of property and equipment	(3,554)	-
Proceeds from disposition of property and equipment	24,000	-

Net cash provided by investing activities	20,446	-

Cash flows from financing activities:
Purchase of treasury stock	-	(16,027)
Issuance of common stock	246,400	-

Net cash used in financing activities	246,400	(16,027)

Increase (decrease) in cash and cash equivalents	1,367,744	(91,222)

Cash and cash equivalents - beginning of period	522,151	431,632

Cash and cash equivalents - end of period	$1,889,895	340,410

See accompanying notes to financial statements

TNR TECHNICAL, INC.

Notes to Financial Statements

(1)	Presentation of Unaudited Financial Statements

The unaudited financial statements have been prepared in accordance with rules of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. The information furnished, in the opinion of management, reflects all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of December 31, 2006, and results of operations and cash flows for the three and six month periods ended December 31, 2006 and 2005. The results of operations are not necessarily indicative of results which may be expected for any other interim period, or for the year as a whole.

(2)	Sales to Major Customers

During the six months ended December 31, 2006 and 2005, no customer accounted for more than 10% of total revenue.

(3)	Inventories

Inventories consist of the following:

	June 30, 2006	December 31, 2006 (Unaudited)

Purchased product and materials	$1,345,550	1,486,240
Finished goods/work in process	41,615	45,966

	$1,387,165	1,532,206

(4)	Issuance of Common Stock

In December 2006, 48,000 shares of common stock were issued to certain individuals pursuant to the exercise of a corresponding number of outstanding stock options. The fair value of the common stock issued amounted to $1,348,800 in exchange for a total consideration of $246,400. For income tax reporting purposes, the Company has recognized the difference between the fair value of the common stock issued and the consideration received ($1,102,400) as a reduction in taxable income resulting in the recording of refundable income taxes and an income tax benefit in the accompanying financial statements as of and for the three and six months ended December 31, 2006.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Forward Looking Statements

The information contained in this Form 10-QSB is intended to update the information contained in the Company’s Annual Report on Form 10-KSB for the twelve months ended June 30, 2006 and such information presumes that readers have access to, and will have read the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K and other Company filings with the Securities and Exchange Commission (“SEC”).

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

Liquidity and Capital Resources

Working capital amounted to $7,293,590 at December 31, 2006 as compared to $6,173,354 at June 30, 2006. Cash and investments amounted to $4,993,673 at December 31, 2006 as compared to $4,279,462 at June 30, 2006. As more fully described in the statement of cash flows included in the Company’s financial statements elsewhere herein, net cash provided by operating activities amounted to $1,100,898.

During the six months ended December 31, 2006, net cash flow provided by operations resulted primarily from proceeds associated with the disposition of investments, the Company’s net income, and the collection of accounts receivable. Net cash was used to purchase investments. Inventory levels, increased in order to meet demand, resulted in increased accounts payable balances. Accrued expenses decreased primarily due to the payout of fiscal 2006 bonus accruals. Changes in income taxes payable and income taxes receivable reflect the payment of tax obligations related to the previous fiscal year, estimated taxes associated with the current period and recognition of additional refundable income taxes resulting from the exercise of outstanding stock options in December 2006. Cash was provided by investing and financing activities through the disposition of property and equipment and the issuance of common stock resulting from the exercise of a portion of the Company’s outstanding stock options, respectively.

During the six months ended December 31, 2005, cash flow used in operating activities resulted primarily from the purchase of U.S. Government securities and inventory. Cash was provided primarily by the Company’s net income. Sales activity during the period resulted in increased accounts receivable balances. Inventory levels, increased in order to meet demand, correspondingly increased accounts payable and accrued expense. Cash was used in financing activities to purchase treasury stock.

During the past three years, the Company’s liquidity needs have been satisfied from internal sources including cash from operations and amounts available from the Company’s working capital. During fiscal 2007, management expects this trend to continue. There are no material commitments for capital expenditures or any long-term credit arrangements as of December 31, 2006. However, the Board of Directors of the Company has approved a special, one-time dividend to shareholders of record as of December 21, 2006 to be paid in the third quarter of fiscal 2007 in the amount of approximately $1,468,000.

Results of Operations

Net sales for the three months ended December 31, 2006 decreased approximately 4% or $94,236 over the three months ended December 31, 2005 primarily as a result of customer responses to price increases set by battery manufacturers and distributors to offset the loss of China’s favorable trade status and to recover costs created by extreme fluctuations in the price of nickel, a major component of battery manufacturing. The Company’s gross margin increased slightly from approximately 30% for the three months ended December 31, 2005 to 30.7% for the three months ended December 31, 2006.

Net sales for the six months ended December 31, 2006 increased $102,358 to $4,633,990 as compared to sales for the six months ended December 31, 2005 primarily as a result of a carry forward of orders placed in the last months of the previous fiscal year that, due to longer lead times from vendors, we were unable to fulfill until the first quarter of the current fiscal year. These first quarter gains were offset by the aforementioned decreased sales in the second quarter. The Company’s gross margin changed less than one percent, up slightly from 30.4% for the six months ended December 31, 2005 to 31.3% for the six months ended December 31, 2006. During the past three years, no customer accounted for more than 10% of revenues.

Operating (selling, general and administrative) expenses increased from $397,371 for the three months ended December 31, 2005 to $463,300 for the three months ended December 31, 2006 primarily due to increased salaries expense. Operating expense when expressed as a percentage of net sales for the three months ended December 31, 2006 was approximately 21.5% as compared to 17.7% for the comparable period of the prior year.

Operating (selling, general and administrative) expenses increased from $807,353 for the six months ended December 31, 2005 to $904,277 for the six months ended December 31, 2006 primarily due to increased salaries expense. Operating expense when expressed as a percentage of net sales for the six months ended December 31, 2006 was approximately 19.5% as compared to 17.8 % for the comparable period of the prior year.

The Company did not charge its operations with any research and development costs during the six months ended December 31, 2006. Interest and investment income increased $142,370 as a result of increased interest rates and the fluctuations in the value of certain investments (U.S. Treasury securities).

Net income for the six months ended December 31, 2006 was $849,437 as compared to $345,228 for the six months ended December 31, 2005. Basic earnings per share were $3.11 and $1.33 in 2006 and 2005 respectively. Net income for the three and six months ended December 31, 2006 was favorably affected by recognition of income tax benefits resulting from the exercise of stock options in December 2006 as previously described herein and in the notes to the financial statements.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings:  None

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds:

(a)
During the quarter ended December 31, 2006, there were no issuances or sales of unregistered securities, except for the exercise of options to purchase 48,000 shares at exercise prices ranging from $3.25 per share to $6.80 per share.

(b)	Not applicable.
(c)	During the quarter ended December 31, 2006, there were no stock repurchases.

Item 3. Defaults Upon Senior Securities: Not Applicable.

Item 4.Submission of Matters to a Vote of Security Holders: On December 4, 2006, the Company held a Special Meeting in Lieu of an Annual Meeting for the purpose of re-electing its existing seven directors. All seven directors were re-elected and the voting tally was as follows:

	For	Withheld
Jerrold Lazarus	236,293	1,153
Norman L. Thaw	236,301	1,145
Wayne Thaw	236,301	1,145
Mitchell Thaw	235,301	2,145
Patrick Hoscoe	224,690	12,756
Larry Kaczmarek	236,322	1,124
Anthony Guadagnino	236,327	1,119

Item 5.  Other Information:

On October 18, 2006, TNR Technical, Inc.’s Board of Directors declared a cash dividend of $3.75 per share to common stockholders (and option holders, subject to stockholder approval on December 4, 2006 of a modification to existing stock option plans to treat option holders as stockholders for cash dividend purposes) of record at the close of business on December 21, 2006 and payable on January 3, 2007.

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

_____________
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

TNR TECHNICAL, INC. (Registrant)

Dated: February 12, 2007	By:	/s/ Wayne Thaw
Wayne Thaw, President, Chief Executive
Executive Officer and Chief Financial Officer