Form 10QSB/A
period 2006-12-31
TNR TECHNICAL INC
filed 2007-05-14
CIK 723615

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB/A

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

Table of Contents

EXPLANATORY NOTE

As disclosed in the TNR Technical, Inc. (The “Company”) Report on Form 8-K dated May 14, 2007, the Company is restating its unaudited financial statements for the three and six months ended December 31, 2006 to correct an internal accounting error related to the tax effect of stock options exercised in December 2006.

The Company is filing this Amendment No. 1 to its quarterly report on Form 10-QSB for the quarter ended December 31, 2006 (the “Original Filing”), as filed with the Securities and Exchange Commissions (“SEC”) on February 12, 2007 to restate its unaudited financial statements included in the Original Filing. Such financial statements are being restated to correct an internal accounting error related to the tax effect of stock options exercised in December 2006. Because of the accounting error, the Company’s current income tax expense was understated, and net income was overstated for the three and six months ended December 31, 2006 by $428,000, resulting in a decrease in the Company’s net income for the three months ended December 31, 2006 from $574,814 to $146,814, or $0.52 and $0.51 per basic and diluted share, respectively, and a decrease in net income for the six months ended December 31, 2006 from $849,437 to $421,437, or $1.54 and $1.53 per basic and diluted share, respectively, as well as an increase in additional paid-in capital of $428,000 for the period ending December 31, 2006. The impact on the quarterly unaudited financial statements included in the Company’s previously filed Form 10-QSB for the three and six months ended December 31, 2006 is summarized below:

	Three months ended December 31, 2006	Six months ended December 31, 2006
Net Income, as previously reported	$574,814	$849,437
Correction to current tax provision	(428,000)	(428,000)
Net Income, as restated	$146,814	$421,437
Basic earnings per share, as previously reported	$2.03	$3.11
Basic earnings per share, as restated	$0.52	$1.54
Diluted earnings per share, as previously reported	$2.01	$3.08
Diluted earnings per share, as restated	$0.51	$1.53

Additional paid in capital, as previously reported		$2,981,701
Additional paid in capital, as restated		$3,409,701
Retained earnings, as previously reported		$4,812,819
Retained earnings, as restated		$4,384,819

Although this Form 10-QSB/A sets forth the Original Filing in its entirety, this Form 10-QSB/A only amends and restates Part 1, Items 1 and 2 of the Original Filing, in each case, solely as a result of, and to reflect, the restatement, and no other information in the Original Filing is amended hereby. New currently dated certifications of the Chief Executive Officer and Chief Financial Officer are attached to this Form 10-QSB/A as Exhibits 31 and 32.

Except for the foregoing amended information, this Form 10-QSB/A continues to describe conditions as of the date of the Original Filing, and we have not updated the disclosures contained herein to reflect events that occurred after the filing of the Original Filing on February 12, 2007.

TNR TECHNICAL, INC.

Index

PART 1.	FINANCIAL INFORMATION

	Item 1. Financial Statements

	Balance Sheets December 31, 2006 (Unaudited) and June 30, 2006	4

	Statements of Operations Three and six months ended December 31, 2006 (Unaudited) and December 31, 2005 (Unaudited)	5

	Statements of Cash Flows Six months ended December 31, 2006 (Unaudited) and December 31, 2005 (Unaudited)	6

	Notes to Financial Statements (Unaudited)	7

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8-10

PART II.	OTHER INFORMATION	11

Item 1. Financial Statements

TNR TECHNICAL, INC.
Balance Sheets
Assets
		December 31, 2006
	June 30, 2006	(Unaudited)
Current assets:		(As Restated)
Cash and cash equivalents	$522,151	1,889,895
Investments	3,757,311	3,103,778
Accounts receivable - trade, less allowance for doubtful
accounts of $24,842 and $29,503	763,125	527,650
Inventories	1,387,165	1,532,206
Prepaid expenses and other current assets	32,739	17,053
Income taxes receivable	-	444,500
Deferred income taxes	184,000	154,000

Total current assets	6,646,491	7,669,082

Property and equipment, at cost, net of accumulated
depreciation and amortization	127,651	93,252

Deposits	16,360	16,360

Total assets	$6,790,502	7,778,694

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$126,939	226,458
Accrued expenses	177,198	149,034
Income taxes payable	169,000	-

Total current liabilities	473,137	375,492

Deferred tax liability	20,000	10,000

Total liabilities	493,137	385,492

Shareholders' equity:
Common stock - $0.02 par value, authorized 500,000
shares; issued 313,581 and 361,581 shares	6,272	7,232
Additional paid-in capital	2,736,261	3,409,701
Retained earnings	3,963,382	4,384,819
Treasury stock - 53,786 shares	(408,550)	(408,550)

Total shareholders' equity	6,297,365	7,393,202

	$6,790,502	7,778,694

See accompanying notes to financial statements.

TNR TECHNICAL, INC.

Statements of Operations

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(As Restated)		(As Restated)
Revenue:
Net sales	$2,151,043	2,245,279	4,633,990	4,531,632

Cost and expenses:
Cost of goods sold	1,490,118	1,569,771	3,182,033	3,154,440
Selling, general and administrative	463,300	397,371	904,277	807,353

	1,953,418	1,967,142	4,086,310	3,961,793

Operating income	197,625	278,137	547,680	569,839

Non-operating revenue:
Interest income	27,888	4,824	41,502	9,759
Investment income	16,301	11,713	100,255	(10,372)

Income before income taxes	241,814	294,674	689,437	569,226

Provision for income tax (expense) benefit	(95,000)	(114,000)	(268,000)	(223,998)

Net income	$146,814	180,674	421,437	345,228

Basic earnings per share	$.52	0.69	1.54	1.33

Diluted earnings per share	$.51	0.61	1.53	1.16

Weighted average number of shares outstanding - basic	283,795	260,100	273,509	260,379

Weighted average number of shares outstanding - diluted	285,721	296,367	275,435	296,646

See accompanying notes to financial statements

TNR TECHNICAL, INC.

Statements of Cash Flows

	Six months ended
	December 31,
	2006	2005
	(Unaudited)	(Unaudited)
Cash flows from operating activities:	(As Restated)
Net income	$421,437	345,228
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	20,745	22,711
Deferred taxes	20,000	(2,000)
Provision for bad debt	4,200	4,200
Gain on disposition of property and equipment	(6,792)	-
Unrealized loss (gain) on investments	(28,846)	78,803
Changes in operating assets and liabilities:
Accounts receivable	231,275	(31,033)
Purchase of investments	(895,523)	(386,124)
Proceeds from disposition of investments	1,577,902	54,097
Inventories	(145,041)	(164,548)
Prepaid expenses and other assets	15,686	12,110
Income taxes (receivable) payable	(613,500)	(75,602)
Accounts payable and accrued expenses	71,355	66,963

Net cash provided by (used in) operating activities	672,898	(75,195)

Cash flows from investing activities:
Acquisition of property and equipment	(3,554)	-
Proceeds from disposition of property and equipment	24,000	-

Net cash provided by investing activities	20,446	-

Cash flows from financing activities:
Purchase of treasury stock	-	(16,027)
Tax effect on stock option exercise	428,000	-
Issuance of common stock	246,400	-

Net cash used in financing activities	674,400	(16,027)

Increase (decrease) in cash and cash equivalents	1,367,744	(91,222)

Cash and cash equivalents - beginning of period	522,151	431,632

Cash and cash equivalents - end of period	$1,889,895	340,410

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

The financial statements were restated for the three and six months ended December 31, 2006 to reflect a correction of an error in recording the tax effect of exercise of stock options. See Note 4 for discussion of the tax deduction from the exercise of these stock options. The tax effect of the exercise of stock options was improperly recorded as a deferred tax benefit and should have been recorded as an increase in additional paid-in capital in accordance with Statement of Financial Accounting Standard FAS 123(R ), Share-Based Payments. Because of the accounting error, the Company’s current income tax expense was understated, and net income was overstated for the three and six months ended December 31, 2006 by $428,000, resulting in a decrease in the Company’s net income for the three months ended December 31, 2006 from $574,814 to $146,814, or $0.52 and $0.51 per basic and diluted share, respectively, and a decrease in net income for the six months ended December 31, 2006 from $849,437 to $421,437, or $1.54 and $1.53 per basic and diluted share, respectively, as well as an increase in additional paid-in capital of $428,000 for the period ending December 31, 2006. The financial statements for the three and six months ended December 31, 2006 included herein reflect this restatement. The restatement had no net impact on the Company’s cash flow or on total stockholders’ equity.

(2)   Sales to Major Customers

During the six months ended December 31, 2006 and 2005, no customer accounted for more than 10% of total revenue.

(3)     Inventories

Inventories consist of the following:

	June 30, 2006	December 31, 2006 (Unaudited)

Purchased product and materials	$1,345,550	1,486,240
Finished goods/work in process	41,615	45,966

	$1,387,165	1,532,206

(4)    Issuance of Common Stock

In December 2006, 48,000 shares of common stock were issued to certain individuals pursuant to the exercise of a corresponding number of outstanding stock options. The fair value of the common stock issued amounted to $1,348,800 in exchange for a total consideration of $246,400. For income tax reporting purposes, the Company has recognized the difference between the fair value of the common stock issued and the consideration received ($1,102,400) as a reduction in taxable income resulting in the recording of income tax receivable. The tax effect of the deduction of $428,000 was recorded as current income tax expense and additional paid-in capital in accordance with SFAS 123-R.

(5)      Income Tax Provision

The income tax provision for the six months ending December 31, 2006 and 2005 consists of the following:

	12/31/2006	12/31/2005
Current tax
Federal	$348,000	$185,877
State	80,000	40,121
	$428,000	$225,998
Deferred Tax
Federal	$(128,000)	$(1,600)
State	(32,000)	(400)
	(160,000)	(2,000)
Total Income Tax Expense	$268,000	$223,998

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

Restatement

The following discussion and analysis gives effect to the restatement described in the Explanatory Note.

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

Liquidity and Capital Resources

Working capital amounted to $7,293,590 at December 31, 2006 as compared to $6,173,354 at June 30, 2006. Cash and investments amounted to $4,993,673 at December 31, 2006 as compared to $4,279,462 at June 30, 2006. As more fully described in the statement of cash flows included in the Company’s financial statements elsewhere herein, net cash provided by operating activities amounted to $672,898.

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

Net income for the six months ended December 31, 2006 was $421,437 as compared to $345,228 for the six months ended December 31, 2005. Basic earnings per share were $1.54 and $1.33 in 2006 and 2005 respectively.

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

As discussed elsewhere herein in this Form 10-QSB/A, on May 10, 2007, the Company determined to restate its previously filed unaudited financial statements included in the Company’s previously filed Form 10-QSB for the three and six months ended December 31, 2006 to correct an internal accounting error related to the tax effect of stock options exercised in December 2006.

Auditing Standard Number 2 issued by the Public Company Accounting Oversight Board, or PCAOB, indicates that a restatement of previously issued financial statements is a “strong indicator that a material weakness in internal control over financial reporting exists.” Accordingly, our Chief Executive Officer and Chief Financial Officer has re-evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-QSB/A. As part of the evaluation, circumstances surrounding the restatement of our previously issued unaudited interim financial statements for the three and six months ended December 31, 2006 were reviewed.

Our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures were not effective as of December 31, 2006 to properly record and report the tax effect associated with the exercise of stock options. Our disclosure controls and procedures now include retaining competent professional review to assist us in determining the tax effect of employee stock options. Accordingly, our Chief Executive Officer and Chief Financial Officer has concluded that our current disclosure controls and procedures are effective as of the filing date of this report to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

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

TNR TECHNICAL, INC. (Registrant)

Dated: May 14, 2007	By:	/s/ Wayne Thaw Wayne Thaw
Chief Executive Officer and Chief Financial Officer