Form 10QSB
period 2007-03-31
TNR TECHNICAL INC
filed 2007-05-15
CIK 723615

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2007
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

307,795 Common Shares, $.02 par value were issued and outstanding at May 3, 2007.

TNR TECHNICAL, INC.

TNR TECHNICAL, INC.

Balance Sheets

Assets
	March 31, 2007
	(Unaudited)	June 30, 2006
Current assets:
Cash and cash equivalents	$463,377	$522,151
Investments	3,474,320	3,757,311
Accounts receivable - trade, less allowance for doubtful
accounts of $31,655 and $24,842	669,224	763,125
Inventories, less reserve of $7,662 and $9,130	1,273,885	1,387,165
Prepaid expenses and other current assets	50,903	32,739
Income taxes receivable	397,499	-
Deferred tax asset	186,000	184,000

Total current assets	6,515,208	6,646,491

Property and equipment, at cost, net of accumulated
depreciation and amortization	86,322	127,651

Noncurrent deferred tax asset	3,000	-
Deposits	16,360	16,360

Total assets	$6,620,890	$6,790,502

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$220,485	$126,939
Accrued expenses	261,614	177,198
Income taxes payable	-	169,000

Total current liabilities	482,099	473,137

Deferred tax liability	-	20,000

Total liabilities	482,099	493,137

Shareholders' equity:
Common stock - $0.02 par value, authorized 500,000
shares; issued 360,331 and 313,581 shares	7,207	6,272
Additional paid-in capital	3,405,001	2,736,261
Retained earnings	3,130,408	3,963,382
Treasury stock - 52,536 and 52,786 shares	(403,825)	(408,550)

Total shareholders' equity	6,138,791	6,297,365

	$6,620,890	$6,790,502

See accompanying notes to financial statements.

TNR TECHNICAL, INC.

Statements of Income

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue:
Net sales	$2,463,274	$2,617,641	$7,097,263	$7,149,273
Cost and expenses:
Cost of goods sold	1,639,569	1,818,554	4,821,604	4,972,994
Selling, general and administrative	519,254	436,644	1,423,531	1,243,997

	2,158,823	2,255,198	6,245,135	6,216,991

Operating income	304,451	362,443	852,128	932,282

Non-operating revenue:
Investment income (loss)	44,492	(2,389)	186,250	(3,002)

Income before income taxes	348,943	360,054	1,038,378	929,280

Provision for income tax expense	(112,000)	(142,000)	(403,000)	(365,998)

Net income	$236,943	$218,054	$635,378	$563,282

Basic earnings per share	$0.77	$0.84	2.26	2.16
Diluted earnings per share	$0.75	$0.74	2.19	1.90
Weighted average number of shares outstanding - basic	307,795	259,857	281,128	260,203

Weighted average number of shares outstanding - diluted	316,469	296,124	289,607	296,470

See accompanying notes to financial statements

TNR TECHNICAL, INC.

Statements of Cash Flows

	Nine months ended March 31,
	2007	2006
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$635,378	$563,282
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	31,117	34,066
Deferred taxes	(25,000)	(6,000)
Provision for bad debt	6,915	6,300
Gain on disposition of property and equipment	(10,234)	-
Unrealized loss (gain) on investments	(25,960)	120,912
Changes in operating assets and liabilities:
Purchase of investments	(1,211,635)	(536,124)
Proceeds from disposition of investments	1,576,668	54,097
Interest receivable on investments	(56,082)	-
Accounts receivable	86,986	(148,716)
Inventories	113,280	(204,720)
Prepaid expenses and other assets	(18,164)	(4,596)
Income taxes receivable/payable	(566,499)	(26,102)
Accounts payable and accrued expenses	177,962	115,455

Net cash provided by (used in) operating activities	714,732	(32,146)

Cash flows from investing activities:
Acquisition of property and equipment	(3,554)	-
Proceeds from disposition of property and equipment	24,000	-

Net cash provided by investing activities	20,446	-

Cash flows from financing activities:
Dividend payments	(1,468,352)
Purchase of treasury stock	-	(21,758)
Tax effect on stock option exercise	428,000	-
Issuance of common stock	246,400	-

Net cash used in financing activities	(793,952)	(21,758)

Decrease in cash and cash equivalents	(58,774)	(53,904)

Cash and cash equivalents - beginning of period	522,151	431,632

Cash and cash equivalents - end of period	$463,377	$377,728

See accompanying notes to financial statements

TNR TECHNICAL, INC.

Notes to Financial Statements

(1)  Presentation of Unaudited Financial Statements

The unaudited financial statements have been prepared in accordance with rules of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. In the opinion of management, the unaudited financial statements, included herein, contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of and for the dates and periods presented herein. These unaudited financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-KSB for the year ended June 30, 2006. The results of operations for the three and nine months ended March 31, 2007 are not necessarily indicative of results which may be expected for any other interim period, or for the year as a whole.

(2)	Inventories

Inventories consist of the following:

	March 31, 2007 (Unaudited)	June 30, 2006
Purchased product and materials	$1,243,330	$1,354,680
Finished goods/work in process	38,217	41,615
Less: reserve of obsolescence	($7,662)	($9,130)
	$1,273,885	$1,387,165

(3)	Capital Stock

In December 2006, 48,000 shares of common stock were issued to certain individuals pursuant to the exercise of a corresponding number of outstanding stock options. The fair value of the common stock issued amounted to $1,348,800 in exchange for a total consideration of $246,400. For income tax reporting purposes, the Company has recognized the difference between the fair value of the common stock issued and the consideration received ($1,102,400) as a reduction in taxable income resulting in the recording of income taxes receivable. The tax effect of the deduction of $428,000 was recorded as current income tax expense and additional paid-in capital in accordance with Statement of Financial Accounting Standard FAS 123(R), Share-Based Payments

On October 30, 2006 the Company’s Board of Directors declared a cash dividend of $4.75 per share to stockholders of record as of December 21, 2006. The distribution was paid in January, 2007 and resulted in a reduction in retained earnings of $1,468,352.

TNR TECHNICAL, INC.

Notes to Financial Statements

(4)	Income Taxes

The income tax provision for the nine months ending March 31, 2007 and 2006 consists of the following:

	March 31, 2007	March 31, 2006
Current tax Expense
Federal	$348,000	$301,933
State	80,000	70,065
	428,000	371,998

Deferred Tax (Benefit)
Federal	(20,000)	(4,900)
State	(5,000)	(1,100)
	(25,000)	(6,000)
Total Income Tax Expense	$403,000	$365,998

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at March 31, 2007 and June 30, 2006 are:

Deferred tax assets:	March 31, 2007	June 30, 2006
Inventories	$48,000	$59,000
Allowance for doubtful accounts	12,000	10,000
Unrealized gains on investments	89,000	100,000
Stock options	15,000	15,000
Net operating loss carry forward	37,000	-
	201,000	184,000
Deferred tax liabilities:
Depreciation	(12,000)	(20,000)
Net deferred tax assets	$189,000	$164,000

Deferred tax assets are presented in the accompanying balance sheets as follows:

Current deferred tax asset	$186,000	$184,000
Noncurrent deferred tax asset	3,000	-0-
Noncurrent deferred tax liability	-0-	(20,000)
	$189,000	$164,000

TNR TECHNICAL, INC.

Notes to Financial Statements

(5)	Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation (“FIN” No 48 “Accounting for Uncertainty in Income Taxes - and interpretation of FASB Statement 109” (“FIN 48”). FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006. If there are changes in net assets as a result of application of FIN 48 those will be accounted for as an adjustment to retained earnings. The Company has not yet determined the impact of FIN 48 on its financial position and results of operations.

In September 2006, the FASB issued SFAS No, 157, “Fair Value Measurement” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not yet determined the impact of SFAS 157 on its financial position and results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statements whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immediate errors would not require previously filed reports to be amended. SAB 108 is effective for the first fiscal year ending after November 15, 2006. The Company does not expect the impact of SAB 108 on its financial position and results of operations to be material.

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

Critical Accounting Policies

We use certain accounting policies and procedures to manage changes that occur in our business environment that may affect the accounting estimates made in preparation of our financial statements. These estimates relate primarily to our allowance for doubtful accounts receivable and provision for inventory obsolescence. Our strategy for managing doubtful accounts includes stringent credit policies and collection procedures for all customer accounts. We strive to identify potential problem receivables early, take appropriate collection actions, and maintain adequate reserve levels. Our strategy for providing for inventory obsolescence includes the evaluation of existing inventory usage and realizable value. We believe the allowance for doubtful accounts and provision for inventory obsolescence was adequate at March 31, 2007 and June 30, 2006.

Liquidity and Capital Resources

Working capital amounted to $6,033,109 at March 31, 2007 as compared to $6,173,354 at June 30, 2006. Cash and investments amounted to $3,937,697 at March 31, 2007 as compared to $4,279,462 at June 30, 2006. As more fully described in the statement of cash flows included in the Company’s financial statements herein, our cash and cash equivalents increased by $522,151.

During the nine months ended March 31, 2007, net cash flow provided by operations of $714,732 resulted primarily from proceeds associated with the disposition of investments of $1,576,668, the Company’s net income, net of non-cash items of $612,216, and the decrease in accounts receivable of $86,986 due to collection efforts. In addition, longer lead times from vendors decreased overall inventory levels, as did management’s decision to reduce stocking levels on lead acid product resulting in a decline in inventory of $113,280. Accounts payable and accrued expenses increased $177,962 primarily as a result of bonus accruals and timing of payments to vendors. Net cash used in operations resulted primarily from the purchase of investments of $1,211,635 and a reduction in income taxes payable and increase in income taxes receivable totaling $566,499, reflecting both the payment of tax obligations related to the previous fiscal year and estimated taxes associated with the current period.

Net cash was provided by investing activities of $20,446 was primarily from proceeds of $24,000 received upon the disposition of property and equipment. Cash used in financing activities of $793,952 resulted from the payment of dividends of approximately $1,468,000 and was partially offset by proceeds of $246,400 from the issuance of common stock resulting from the aforementioned exercise of a portion of the Company’s outstanding stock options and the tax effect on this stock option exercise of $428,000.

In January 2007, a cash dividend of $4.75 per share was issued to stockholders of record on December 21, 2006, resulting in a reduction in cash and retained earnings of $1,468,352.

During the past three years, the Company’s liquidity needs have been satisfied from internal sources including cash from operations and amounts available from the Company’s working capital. During the remainder of fiscal 2007, management expects this trend to continue. There are no material commitments for capital expenditures or any long-term credit arrangements as of March 31, 2007.

Results of Operations

Three and Nine Months Ended March 31, 2007 compared to Three and Nine Months Ended March 31, 2006

Net sales for the three months ended March 31, 2007 decreased approximately 6% or $154,367 over the three months ended March 31, 2006 primarily as a result of customer responses to price increases set by battery manufacturers and distributors to offset the loss of China’s favorable trade status and to recover costs created by extreme fluctuations in the price of nickel, a major component of battery manufacturing. The Company’s gross margin increased from approximately 30.5% for the three months ended March 31, 2006 to 33.4% for the three months ended March 31, 2007 as anticipated cost increases were passed on to our customers.

Net sales for the nine months ended March 31, 2007 decreased $52,010, less than 1%, to $7,097,263 as compared to sales for the nine months ended March 31, 2006. The Company’s gross margin increased from 30.4% for the nine months ended March 31, 2006 to 32.1% for the nine months ended March 31, 2007 as anticipated cost increases were passed on to our customers. During the past three years, no customer accounted for more than 10% of revenues.

Operating (selling, general and administrative) expenses increased from $436,644 for the three months ended March 31, 2006 to $519,254 for the three months ended March 31, 2007 primarily due to increased salaries and employee related expenditures ($69,380) and increased audit fees ($17,415). Operating expense when expressed as a percentage of net sales for the three months ended March 31, 2007 was approximately 21.1% as compared to 16.7% for the comparable period of the prior year.

Operating (selling, general and administrative) expenses increased from $1,243,997 for the nine months ended March 31, 2006 to $1,423,531 for the nine months ended March 31, 2007, primarily as a result of increased salaries expense and auditing fees. Operating expense when expressed as a percentage of net sales for the nine months ended March 31, 2007 was approximately 20.1% as compared to 17.4% for the comparable period of the prior year.

The Company did not charge its operations with any research and development costs during the nine months ended March 31, 2007.

Investment income increased $46,881 and $189,252 during the three and nine months ended March 31, 2007, respectively, as compared to the same periods in 2006. This increase was as a result of increased interest rates and market gains in the value of certain investments (U.S. Treasury securities).

Income tax expense for the three months ended March 31, 2007 decreased $30,000 over the same period in 2006 due to a reduction of income before income taxes. Income tax expense for the nine months ended March 31, 2007 increased approximately $37,000 over the same period in 2006 and and the effective interest rate was 39% for both periods.

Certain Relationships and Related Transactions.

The Company’s principal executive office, sales, distribution and assembly facility is located at 301 Central Park Drive, Sanford, Florida 32771. These facilities, which consist of approximately 8,000 square feet of space, are leased from RKW Holdings Ltd., a Florida Limited Partnership, controlled by Wayne Thaw, the Chief Executive Officer and Chief Financial Officer of the Company. The Florida lease originally provided for a term of ten years expiring May 31, 2006 with annual increases of five percent over the preceding year's base rent. The Company entered into an agreement to extend the current lease for a period of five years through May 31, 2011 with a current monthly rent of $8,603 (including sales taxes), with annual increases of 4% over the preceding year’s base rent. The Company is also responsible for the payment of all insurance, property, and other taxes related to the leased facilities. For the nine months ended March 31, 2007 and 2006, $77,426 and $74,448, respectively, were paid by the Company to RKW.

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation (“FIN” No 48 “Accounting for Uncertainty in Income Taxes - and interpretation of FASB Statement 109” (“FIN 48”). FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006. If there are changes in net assets as a result of application of FIN 48 those will be accounted for as an adjustment to retained earnings. The Company has not yet determined the impact of FIN 48 on its financial position and results of operations.

In September 2006, the FASB issued SFAS No, 157, “Fair Value Measurement” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not yet determined the impact of SFAS 157 on its financial position and results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statements whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immediate errors would not require previously filed reports to be amended. SAB 108 is effective for the first fiscal year ending after November 15, 2006. The Company does not expect the impact of SAB 108 on its financial position and results of operations to be material.

Item 3, Controls and Procedures

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

In designing and evaluating the remaining disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level at the end of our most recent quarter. There have been no changes in the Company's disclosure controls and procedures or in other factors that could affect the disclosure controls subsequent to the date the Company completed its evaluation.

Management has not yet completed, and is not yet required to have completed, its assessment of the effectiveness of internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002, as amended.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings: None

Item 5.  Other Information: During the third quarter of 2007 the company retired 1,250 treasury shares and returned these shares to the status of authorized and unissued shares. There was a minor impact on common stock, paid in capital and treasury stock; however, there was no impact on overall stockholders’ equity.

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

TNR TECHNICAL, INC.
(Registrant)
Date: May 15, 2007	By:	/s/ Wayne Thaw
Wayne Thaw
President, Chief Executive Executive Officer and Chief Financial