Form 10KSB
period 2007-06-30
TNR TECHNICAL INC
filed 2007-09-28
CIK 723615

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-KSB

  {X}ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended June 30, 2007

Commission File Number:  0-13011

                              TNR TECHNICAL, INC.
(Exact name of Registrant as specified in its charter)

New York	11-2565202
(State of jurisdictioni of ncorporation or organization)	(I.R.S. Employer Identification Number)

301 Central Park Drive, Sanford, Florida	32771
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(407) 321-3011

 Securities registered pursuant to Section 12(b) of the Act:
 None

Securities registered pursuant to Section 12(g) of the Act:

 Common Stock, $.02 Par Value

(Title of Class)

Check whether the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

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
Yes [ ] No [X]

State issuer’s revenues for its most recent fiscal year: $ 9,615,164.

As of September 21, 2007, the number of shares held by non-affiliates was 132,091 shares.  The approximate market value based on the last sale (i.e. $35 per share) of the Company’s Common Stock as of the  trade date of September 21, 2007 held by non-affiliates was approximately $4,623,185.  The number of shares outstanding of the issuer's Common Stock as of September 21, 2007 was 307,795.

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended and the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. You should not place undue reliance upon those statements as they are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include statements regarding our plans, objectives, goals, strategies, future events, capital expenditures, future results, our competitive strengths, our business strategy, our industry trends and other statements regarding matters that are not historical facts. These statements often include words such as “may,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are based on assumptions that we have made in light of our industry experience as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this report on form 10-KSB, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. These factors include but are not limited to: (a) changes in levels of competition from current competitors and potential new competition; (b) costs of acquiring inventory; (c) credit risk associated with our customers; (d) our ability to successfully recover in the event of a disaster; (e) the extent to which we cannot control our fixed and variable costs; (f) fluctuations in the market price of the raw materials related to our goods;  (g) general economic conditions in the markets in which we operate; and (h) the other uncertainties which are described under “Risk Factors” in Item 1.  The foregoing should not be construed as an exhaustive list of all factors that could cause actual results to differ materially from those expressed in forward-looking statements made by us.  All forward-looking statements included in this document are made as of the date hereof, based on information available to the Company on the date thereof, and the Company assumes no obligation to update any forward-looking statements.

PART I
Item1.	Description of Business

General

TNR Technical, Inc. (the “Company”) was incorporated on October 4, 1979 under the laws of the State of New York.  The Company designs, assembles and markets primary and secondary batteries to a variety of industrial markets.  The Company is an authorized distributor for several major battery manufacturers, the products of which are distributed nationally by the Company.   The Company's business is conducted principally at its two facilities in Sanford, Florida and Santa Ana, California.

The Company is an authorized distributor of nickel-cadmium, nickel metal hydride, alkaline, lithium and sealed lead acid batteries manufactured by Saft America, Power-Sonic, Varta Microbattery, Enersys, Duracell, Renata, GP Batteries, CSB Battery, Ultralife Batteries, Eveready Battery, and Sanyo Energy. As an authorized distributor, the Company purchases cells, assembles them into battery packs and maintains inventory for resale.  The Company sells its batteries and/or battery packs to the original equipment manufacturers, municipalities, hotels/resorts, military, aerospace, government agencies, electrical wholesalers and battery distributors without geographical limitation and on a non-exclusive basis.  The Company also designs and manufactures battery packs to customers’ specifications.  The Company’s batteries have applications in marine, auto, motorcycle, personal watercraft, photography, power tools, watches, instrumentation, laptops, CNC, Airsoft, surveying equipment, radio control, mobile radios, alarms, U.P.S., door locks, and emergency lighting as well as other various consumer products.

During the years ended June 30, 2007 and 2006, 48% and 46%, respectively, of products were purchased from one supplier; however, the Company has the ability to purchase readily available inventory from various other suppliers.

Sales under industrial and distribution programs accounted for substantially all of the Company’s total revenues during the Company’s past three fiscal years and no one customer accounted for 10% or more of the Company’s total revenues during these years.  As of June 30, 2007 and June 30, 2006, the Company had no significant backlog.

Competition

There are numerous companies producing and marketing batteries that compete with those sold by the Company, including larger companies, battery manufacturers and companies with a wider range of products and greater financial and technical resources than the Company.  Smaller start-up companies that purchase directly from offshore battery manufacturers and distributors, selling into the marketplace via web-based type operations are also entering the industry.  It should be noted that the Company's products and proposed products are technological in nature and that modern technology often progresses rapidly. Accordingly, the Company's present and proposed products are subject to the risk of obsolescence because of technological innovation by competitors.

Employees

At September 21, 2007, the Company leases from a non-affiliated party its staff which includes twenty-one persons.  Such staff includes eight salespersons (including two executive officers), two accounting and administrative staff, three warehouse and shipping clerks and eight production workers.  For a fee which is paid by the Company, the leasing company provides the payroll, 401(k) plan, worker’s compensation insurance and health insurance.  The Company’s agreement with the leasing company can be terminated on short notice at any time by the Company.

Risk Factors

The following risks and uncertainties, as well as others described in this Annual Report on Form 10-KSB could materially adversely affect our business, results of operations and financial condition.  Security holders are cautioned that these and other factors may affect future performance and cause actual results to differ from those which may, from time to time, be anticipated.

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

We operate a number of critical computer systems that can fail for a variety of reasons.  If such a failure were to occur, then we may not be able to sufficiently recover from the failure in time to avoid the loss of data or adverse impact to certain of our operations that are dependent on such systems.  This could result in lost sales and the inefficient operation of our facilities for the duration of such a failure.

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

Our performance depends on our ability to purchase our products in sufficient quantities at competitive prices and on our vendors’ ability to make and deliver high quality products in a cost effective, timely manner.  We have no long-term purchase contracts or other contracts that provide continued supply, pricing or access to new products and any vendor or distributor could discontinue selling to us at any time.  There can be no assurance that we will be able to acquire products we require in sufficient quantities or on terms that are acceptable to us in the future and there can be no assurance that our vendors will make and deliver high quality products in a cost effective, timely manner.  In addition, all products we purchase from vendors in the Far East must be shipped to our warehouse by freight carriers and there can be no assurance that we will be able to obtain sufficient capacity at favorable rates.  Our inability to acquire suitable products in a cost effective, timely manner or the loss of one or more key vendors or freight carriers could have a negative impact on our business.

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

Because our common stock is publicly traded, we are subject to certain rules and regulations of federal, state and financial market exchange entities charged with the protection of investors and the oversight of companies whose securities are publicly traded.  These entities, including the Public Company Accounting Oversight Board and the Securities and Exchange Commission have recently issued new requirements and regulations and continue to develop additional regulations and requirements in response to recent laws enacted by Congress, most notably Section 404 of the Sarbanes-Oxley Act of 2002.  Our efforts to comply with these new regulations have resulted in, and are likely to continue to result in, materially increased general and administrative expenses and a significant diversion of management time and attention from revenue-generating and cost-reduction activities to compliance activities.  Compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal controls over financial reporting and obtaining an associated independent registered public accounting firm’s audit of that assessment will require the commitment of significant financial and managerial resources.  There is no assurance that these efforts will be completed on a timely and successful basis.  Because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available.  This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices.  In the event that our internal controls over financial reporting are not effective as defined under Section 404 of the Sarbanes-Oxley Act of 2002, there may be a material adverse impact on investor perceptions and a decline in the market price of our stock.  In addition, the board of directors of the Company reserves the right to file a form 15 to cease being a reporting company under the Exchange Act in the event that it determines that the Company qualifies to file said form and in the event that the Board determines that the costs of remaining a reporting company outweigh the benefits of same. A decision to cease reporting by next July 2008 may be made at any time and would result in the removal of our common stock from trading on the OTC Bulletin Board where it currently trades sporadically.  If our common stock is removed from the OTC Bulletin Board, we would expect it to be available for quotation on the Pink sheets, but with a possible decrease in liquidity.

We lack an established trading market for our common stock, and you may be unable to sell your common stock at attractive prices or at all.

There is currently a limited and sporadic trading market for our common stock in the OTC electronic bulletin board under the symbol “TNRK.”  There can be no assurances given that an established public market will be obtained for our common stock or that any public market will last. The trading price of the common stock depends on many factors, including:

•	The markets for similar securities;

•	Our financial condition, results of operations and prospects;

•	The publication of earnings estimates or other research reports and speculation in the press or investment community;

•	Changes in our industry and competition; and

•	General market and economic conditions.

The market price for our common stock may be highly volatile.

The market price for our common stock may be highly volatile. A variety of factors may have a significant impact on the market price of our common stock, including:

•	The publication of earnings estimates or other research reports and speculation in the press or investment community;

•	Changes in our industry and competitors;

•	Our financial condition, results of operations and prospects;

•
Any future issuances of our common stock, which may include primary offerings for cash, issuances in connection with business acquisitions, and the grant or exercise of stock options from time to time;

•	Possible payment of dividends;

•	General market and economic conditions; and

•	Any outbreak or escalation of hostilities, which could cause a recession or downturn in our economy.

In addition, the markets in general can experience extreme price and volume fluctuations that can be unrelated or disproportionate to the operating performance of the companies listed or quoted. Broad market and industry factors may negatively affect the market price of our common stock, regardless of actual operating performance.

We may not pay cash dividends in the future.

Except for a one time special dividend of $4.75 per share paid on January 3, 2007 to record holders of December 21, 2006, no cash dividends have been paid by our company on our common stock. The future payment by us of cash dividends on our common stock, if any, rests within the discretion of our board of directors and will depend, among other things, upon our earnings, our capital requirements and our financial condition as well as other relevant factors.  We can provide no assurances that we will pay cash dividends upon our common stock in the future.

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

The Company’s principal executive office, sales, distribution and assembly facility is located at 301 Central Park Drive, Sanford, Florida 32771. These facilities, which consist of approximately 8,000 square feet of space, are leased from RKW Holdings Ltd., a Florida Limited Partnership, controlled by Wayne Thaw, an executive officer, director and shareholder of the Company.  The Florida lease originally provided for a term of ten years expiring May 31, 2006 with annual increases of five percent over the preceding year's base rent.  The Company entered into an agreement to extend the current lease for a period of five years through May 31, 2011 with a current monthly rent of $8,947 (including sales taxes), with annual increases of 4% over the preceding year’s base rent. The Company is also responsible for the payment of all insurance, property, and other taxes related to the leased facilities.  Property taxes estimated at $895 per month, inclusive of sales taxes, are accrued on a monthly basis.

The Company also leases from Grove Investment Company, a non-affiliated company, a sales, distribution and assembly facility at 3400 W. Warner Avenue, Suites K, L and M, Santa Ana, CA 92704.  These facilities consist of 6,480 square feet of space.  The California lease commenced on July 1, 2000 and expires on June 30, 2008.  The Company currently pays a base rent of $6,156 per month, which is subject to increase for its share of the landlord’s increased operating expenses.  The Company owns production equipment consisting primarily of welding, soldering, testing, pneumatic and material handling equipment, and inspection equipment which has been sufficient for its needs to date.

Item 3.	Legal Proceedings

There are no material legal proceedings to which the Company is a party.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Small Business
Issuer Purchases of Equity Securities.

Principal Market and Stock Prices.

The Company’s Common Stock may be quoted in the over-the-counter market.  The high and low sales prices of the Company’s Common Stock are shown below for the two years ended June 30, 2007.

	High	Low
Fiscal 2007
First Quarter	$30.00	$25.75
Second Quarter	40.00	23.50
Third Quarter	35.00	27.05
Fourth Quarter	42.00	29.00

Fiscal 2006
First Quarter	$23.00	$20.50
Second Quarter	23.00	21.60
Third Quarter	24.80	22.60
Fourth Quarter	28.00	23.25

The closing last sale of the Company’s Common Stock on September 21, 2007 was $35.00. The foregoing quotation and those sale prices contained in the table above represent approximately inter-dealers prices, without retail markup, markdown or commission.  Such sales prices should not be viewed as necessarily indicative of the price that could have been obtained on that date for a substantial number of securities due to the limited market and trading volume for the Company's Common Stock.

The approximate number of holders of record of the Company’s Common Stock, as of September 21, 2007 was 410 as supplied by the Company’s transfer agent, American Stock Transfer Company, 59 Maiden Lane, New York, NY  10038.

Except for a one time special dividend of $4.75 per share paid on January 3, 2007 to record holders of December 21, 2006, no cash dividends have been paid by the Company on its Common Stock.  In the future, regular or special dividends may be paid by the Company at the sole discretion of the Company’s Board of Directors; however, there can be no assurances given that any regular or special dividends will be declared and paid by the Company.

Stock Repurchases

Management of the Company over the years received a number of comments from its odd lot stockholders regarding the costs associated with any sale of their odd lots.  Further, management would like to reduce the Company’s expense of maintaining mailings to odd lot holders.  Accordingly, TNR from time-to-time over a period of approximately ten years has privately purchased from holders of its Common Stock, such odd lots (i.e. 99 shares or less) and on a limited basis, round lots of 100 or more shares.  The purchase price paid was based upon the market value of the Company’s Common Stock on the NASD electronic bulletin board of the Company’s Common Stock for the preceding trading day. The Company’s odd lot repurchase plan, which began in December, 1995, originally terminated in June 2005, but was extended through January 31, 2006 to provide additional time to stockholders to present their odd lot shares for repurchase.  Stock repurchases of the Company’s Common Stock have ceased for the foreseeable future.

During the fiscal years 2006, 2005, 2004, 2003, 2002, and 2001, the Company redeemed a total of 978 shares from 18 persons; 5,733 shares from 158 persons; 1,713 shares from 37 persons; 598 shares from 29 persons; 1,600 shares from 68 persons and 729 shares from 22 persons, respectively.  In June 2003, the Company also repurchased a total of 691 shares held by a director and the Company’s former chief executive officer at a purchase price of $12.00 per share.  During the year ended June 30, 2007, no stock repurchases took place.

Recent Sales of Unregistered Securities

During the past three fiscal years, the Company had no sales of unregistered securities, except for the exercise of options to purchase common stock by Wayne Thaw (36,000 shares), Kathie Thaw (10,000 shares) and Patrick Hoscoe (2,000 shares) during fiscal 2007.  Exemption is claimed under Section 4(2) and/or Rule 506 of Regulation D, under the Securities Act of 1933, as amended, in connection with the issuance of an aggregate of 48,000 shares to our executive officers (and former executive officer in the case of Kathie Thaw).

Item 6.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company designs, assembles and markets primary and secondary batteries to a variety of industrial markets.  The Company is an authorized distributor for several major battery manufacturers, the products of which are distributed nationally by the Company.   The Company's business is conducted principally at its two facilities in Sanford, Florida and Santa Ana, California.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of financial statements requires management to make estimates and disclosures on the date of the financial statements. On an on-going basis, we evaluate our estimates including, but not limited to, those related to allowance for trade receivables, reserve on inventories, valuation of compensation expense on stock-based awards and valuation of deferred taxes. We use authoritative pronouncements, historical experience and other assumptions as the basis for making judgments. Actual results could differ from those estimates. We believe that the following critical accounting policies affect our more significant judgments and estimates in the preparation of our financial statements.

Management has discussed the selection of critical accounting policies and estimates with our Board of Directors and the Board of Directors has reviewed our disclosure relating to critical accounting policies and estimates in this annual report on Form 10-KSB.

•	Allowance for Doubtful Accounts

We are required to make judgments based on historical experience and future expectations, as to the realizability of our accounts receivable. We make these assessments based on the following factors: (a) historical experience, (b) customer concentrations, (c) customer credit worthiness, (d) current economic conditions, and (e) changes in customer payment terms.

•	Reserve on Inventories

Inventories are stated at lower of cost (first-in, first-out), or market. Batteries typically come with a date code that indicates shelf life.  If a battery has not been sold before this date, it can no longer be sold as “new” product and is written off but held in reserve for those customers who are willing to buy older product at a discount, without warranty.

•	Stock-Based Compensation

Effective January 1, 2006, we account for stock-based compensation expense in accordance with SFAS No. 123(R), Share-Based Payment (SFAS No. 123R). SFAS No. 123R supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25). Under SFAS No. 123R, stock-based compensation expense reflects the fair value of stock-based awards measured at the grant date, is recognized over the relevant service period, and is adjusted each period for anticipated forfeitures. We estimate the fair value of each stock-based award on the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model incorporates assumptions as to stock price volatility, the expected life of options, a risk-free interest rate and dividend yield. Many of these assumptions are highly subjective and require the exercise of management judgment. Our management must also apply judgment in developing an estimate of awards that may be forfeited. If our actual experience differs significantly from our estimates and we choose to employ different assumptions in the future, the stock-based compensation expense that we record in the future periods may differ materially from that recorded in the current period.

•	Deferred Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized.  Management considers the projected future taxable income and tax planning strategies in making this assessment.  The Company believes that future earnings in addition to the amount of the taxable differences which will reverse in future periods, will be sufficient to offset recorded deferred tax assets and, accordingly, a valuation allowance is not considered necessary at June 30, 2007 and 2006.

Results of Operations

Net sales for the fiscal year ended June 30, 2007 decreased 1.1% or $109,268 over the fiscal year ended June 30, 2006 primarily as a result of customer responses to price increases set by battery manufacturers and distributors to offset the loss of China’s favorable trade status and to recover costs created by extreme fluctuations in the price of nickel, a major component of battery manufacturing.  In addition, customers continue to move to the offshore market, specifically China.  The Company’s gross margin increased approximately 150 basis points, up slightly from 30.4% for the fiscal year ended June 30, 2006 to 31.9% for the fiscal year ended June 30, 2007.  During the past two years, no customer accounted for more than 10% of revenue.

Operating (selling, general and administrative) expenses increased by $163,291 or 9.33% from $1,750,161 for the fiscal year ended June 30, 2006 to $1,913,452 for the fiscal year ended June 30, 2007 primarily as a result of increased auditing fees and salary expense.  Salary expense increases were directly related to an increase in bonus accruals, the recording of an accrual for paid time off, and the payroll tax effect of the December 2006 exercise of stock options.  Operating expense when expressed as a percentage of net sales for the fiscal year ended June 30, 2007 increased to 19.9% from 18.0 % for the fiscal year ended June 30, 2006.

Interest and realized and unrealized gains on investments for the year ended June 30, 2007  increased by $214,398 over the fiscal year ended June 30, 2006 as a result of increased interest rates and the fluctuations in the value of certain investments (U.S. Treasury securities).

Our effective income tax rate was 38.8% for the year ended June 30, 2007 as compared to 40.5% for the year ended June 30, 2006.

Net income for the fiscal year ended June 30, 2007 was $843,582 as compared to $725,836 for the fiscal year ended June 30, 2006.  Basic earnings per share were $2.93 and $2.79 in 2007 and 2006 respectively.  Diluted earnings per share were $2.91 and $2.44 in 2007 and 2006, respectively.

A one time special dividend of $4.75 per share was paid on January 3, 2007 to record holders of December 21, 2006. The future payment by us of cash dividends on our common stock, if any, rests within the discretion of our board of directors and will depend, among other things, upon our earnings, our capital requirements and our financial condition as well as other relevant factors.  We can provide no assurances that we will pay cash dividends upon our common stock in the future.

Recent Trends

Competition in wholesale distribution of batteries is increasing as offshore and U.S. manufacturers sell directly to customers competing with distributors for the same market.  Despite increased competition, new battery companies have entered the market offering lower prices, and selling directly to the end-user via web-based operations.  This, combined with the expansion of local battery franchises in cities throughout the USA has increased the level of competition in the battery market. As a result, we could experience continued pressure on our sales and gross margins.

Liquidity and Capital Resources

Working capital amounted to $6,250,859 at June 30, 2007 as compared to $6,173,354 at June 30, 2006.  Cash and investments amounted to $4,286,665 at June 30, 2007 as compared to $4,279,462 at June 30, 2006.  As more fully described in the statement of cash flows included in the Company’s financial statements elsewhere herein, net cash provided by operating activities amounted to $948,786.

During the fiscal year ended June 30, 2007, net cash flow provided by operations resulted primarily from proceeds associated with the disposition of investments and the Company’s net income.  Longer lead times from vendors decreased overall inventory levels, as did management’s decision to reduce stocking levels on lead acid product due to fluctuations in price and a reluctance to carry excess stock on items that may experience price decreases.  Net cash was used to purchase investments.  Changes in income taxes payable and income taxes receivable reflect both the payment of tax obligations related to the previous fiscal year, estimated taxes associated with the current period and recognition of additional refundable income taxes resulting from the exercise of outstanding stock options in December 2006.  Accounts payable and accrued expenses increased primarily as a result of the timing of payments to vendors and an increase in bonus and paid time-off accruals.  Advance payments for product from vendors in China resulted in increases in prepaid expenses.  Net cash was provided by investing activities through the disposition of property and equipment. Cash used in financing activities to pay dividends was offset by the issuance of common stock resulting from the aforementioned exercise of a portion of the Company’s outstanding stock options and the recording of current tax expense associated with the exercise of those options.

During the fiscal year ended June 30, 2006, cash used in operating activities resulted primarily from the purchase of U.S. Government securities and inventory. Cash was provided primarily by the Company’s net income. Other sources of cash include proceeds from the sale of investments and increases in accounts payable and accrued expenses which are mainly related to the timing of vendor payments. Sales activity during the period resulted in increased accounts receivable balances. Cash was used in investing activities to purchase property and equipment. Cash was used in financing activities to purchase treasury stock.

During the past two years, the Company’s liquidity needs have been satisfied from internal sources including cash from operations and amounts available from the Company’s working capital.  During fiscal 2008, management expects this trend to continue.  There are no material commitments for capital expenditures or any long-term credit arrangements as of June 30, 2007.

Lease Commitments

Future minimum rental payments associated with operating lease obligations are approximated as follows:

Year Ending June 30,

2008	$175,000
2009	105,000
2010	109,000
2011	104,000
$493,000

Total lease and rental expense approximated $185,000 and $175,000 in 2007 and 2006 respectively.  In 2007 and 2006 lease expense associated with related parties amounted approximately to $115,000 and $108,000 respectively.

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No 48 “Accounting for Uncertainty in Income Taxes – and interpretation of FASB Statement 109” (“FIN 48”).  FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  If there are changes in net assets as a result of application of FIN 48 those will be accounted for as an adjustment to retained earnings.  The Company has not yet determined the impact of FIN 48 on its financial position and results of operations.

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

Factors that may affect future results and market price of stock.

There are many factors which may impact our future operating results and the market price of our common stock.  These factors include but are not limited to: (a) changes in levels of competition from current competitors and potential new competition; (b) costs of acquiring inventory; (c) credit risk associated with our customers; (d) our ability to successfully recover in the event of a disaster; (e) the extent to which we cannot control our fixed and variable costs; (f) fluctuations in the market price of the raw materials related to our goods;  (g) general economic conditions in the markets in which we operate; (h) changing regulations relating to our corporate governance and public disclosure and risk of noncompliance; (i) the lack of an established trading market for our common stock and the other uncertainties which are described under “Risk Factors” in Item 1.  The foregoing should not be construed as an exhaustive list of all factors.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to the Company’s investors.

Non-reliance on previously issued financial statements or a related audit report or completed interim review.

On May 10, 2007, TNR Technical, Inc. determined to restate its previously filed unaudited financial statements included in the Company’s Form 10-QSB filed for the quarter ended December 31, 2006. Such financial statements were restated to correct an internal accounting error related to the tax effect of stock options exercised in December 2006.  Because of the accounting error, the Company’s current income tax expense was understated, and net income was overstated by $428,000 for the three and six months ended December 31, 2006.  The Company included the restated results for the quarterly period ended December 31, 2006 in an Amendment on Form 10-QSB/A to the Company’s previously filed Form 10-QSB for the same period.  Because of the accounting error described above, the unaudited financial statements included in the Company’s originally filed Form 10-QSB for the quarter ended December 31, 2006 should no longer be relied upon.  Officers of the Company authorized to make the Restatement discussed the matters disclosed in the filing with Cross, Fernandez & Riley LLP, the Company’s independent registered public accounting firm.

Possible Ceasing of filing Reports under the Securities Exchange Act of 1934

The Company’s costs of being a reporting company, under the Securities Exchange Act of 1934 (the “Exchange Act”) were $124,863 for fiscal 2007, an increase of 53% over the comparable period of the prior fiscal year.  Currently, these costs are 9% of earnings before income tax.  Management of the Company is concerned about the substantial additional professional costs that it will incur as a reporting company, estimated in the range of $175,000 to $190,000 for fiscal 2008, and $160,000 to $200,000 in subsequent years under the Exchange Act, as well as the additional time burden that will be placed on its limited accounting and administrative personnel. In particular, Section 404 of the Sarbanes-Oxley Act of 2002, management’s assessment of the effectiveness of internal controls over financial reporting will require compliance by the Company for its fiscal year ended June 30, 2008 and the auditors assessment of the effectiveness of internal controls for its fiscal year ended June 30, 2009.  The Board of Directors of the Company reserves the right to file a Form 15 to cease being a reporting company under the Exchange Act in the event that it determines that the Company qualifies to file said form and in the event that the Board determines that the costs of remaining a reporting company outweigh the benefits of same. A decision to cease reporting by next July 2008 may be made at any time and would result in the removal of our common stock from trading on the OTC Bulletin Board where it currently trades sporadically.  If our common stock is removed from the OTC Bulletin Board, we would expect it to be available for quotation on the Pink sheets, but with a possible decrease in liquidity.

Item7.	Financial Statements.

The information required by Item 8, and an index thereto, appears at pages F-1 through F-17 (inclusive) of this Report, which pages follow this page.

TNR TECHNICAL, INC.

Financial Statements

June 30, 2007 and 2006

TNR TECHNICAL, INC.

Index to Financial Statements

Independent Auditors’ Report for Year Ended June 30, 2007	F-1

Independent Auditors’ Report for Year Ended June 20, 2006	F-2

Financial Statements:

Balance Sheets – June 30, 2007 and 2006	F-3

Statements of Income – Years ended June 30, 2007 and 2006
F-4
Statements of Shareholders’ Equity – Years ended June 30, 2007 and 2006
F-5
Statements of Cash Flows – Years ended June 30, 2007 and 2006
F-6

Notes to Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

The Board of Directors

TNR Technical, Inc.

 We have audited the accompanying balance sheet of TNR Technical, Inc. as of June 30, 2007, and the related statements of income, shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

 In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TNR Technical, Inc. as of June 30, 2007, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

September 18, 2007	By:	/s/ Cross, Fernandez and Riley, LLP

Certified Public Accountants

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Directors
TNR Technical, Inc.:

We have audited the accompanying balance sheet of TNR Technical, Inc. as of June 30, 2006, and the related statements of income, shareholders’ equity and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TNR Technical, Inc. as of June 30, 2006 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

August 18, 2006	By:	/s/ Tschopp, Whitcomb & Orr, P.A.

Item 1.Financial Statements

TNR TECHNICAL, INC.

Balance Sheets

	June 30, 2007	June 30, 2006
Assets Current assets:
Cash and cash equivalents	$694,019	$522,151
Investments	3,592,646	3,757,311
Accounts receivable - trade, less allowance for doubtful
accounts of $12,275 and $24,842	806,050	763,125
Inventories (note 2)	1,307,191	1,387,165
Prepaid expenses and other current assets	101,345	32,739
Income taxes receivable	403,500	-
Deferred income taxes (note 7)	70,000	184,000

Total current assets	6,974,751	6,646,491

Property and equipment, at cost, net of accumulated
depreciation and amortization (note 3)	92,776	127,651

Deposits	16,360	16,360

Total assets	$7,083,887	$6,790,502

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$367,090	$126,939
Accrued expenses	356,802	177,198
Income taxes payable	-	169,000

Total current liabilities	723,892	473,137

Deferred tax liability (note 7)	13,000	20,000

Total liabilities	736,892	493,137

Shareholders' equity (notes 4 and 5):
Common stock - $0.02 par value, authorized 500,000 shares;
issued and outstanding 360,331 and 313,581 in 2007 and 2006, respectively	7,207	6,272
Additional paid-in capital	3,405,001	2,736,261
Retained earnings	3,338,612	3,963,382
Treasury stock, at cost 52,536 and 53,786 shares	(403,825)	(408,550)

Total shareholders' equity	6,346,995	6,297,365

	$7,083,887	$6,790,502

See accompanying notes to financial statements.

TNR TECHNICAL, INC.

Statements of Income
	For the years ended June 30,
	2007	2006
Revenue:
Net sales	$9,615,164	$9,724,432

Costs and expenses:
Cost of goods sold	6,546,696	6,764,385
Selling, general and administrative	1,913,452	1,750,161

Total costs and expenses	8,460,148	8,514,546

Operating income	1,155,016	1,209,886

Other income (expense):
Interest income	89,226	20,662
Realized and unrealized gains (losses)	134,340	(11,493)

Total other income (expense)	223,566	9,169

Income before income taxes	1,378,582	1,219,055

Provision for income taxes (note 8)	535,000	493,219

Net income	$843,582	$725,836

Basic earnings per share	$2.93	$2.79

Diluted earnings per share	$2.91	$2.44

Weighted average number of shares outstanding - basic	287,795	260,109

Weighted average number of shares outstanding - diluted	290,243	297,000

See accompanying notes to financial statements.

TNR TECHNICAL, INC.

Statements of Shareholders’ Equity

						Total
	Common		Paid-in	Retained	Treasury	Shareholders
	Shares	Stock	Capital	Earnings	Stock	Equity
Balances, July 31, 2005	313,581	$6,272	$2,698,261	$3,237,546	$(386,792)	$5,555,287

Issuance of stock options	-	-	38,000	-	-	38,000

Purchase of Company stock	-	-	-	-	(21,758)	(21,758)

Net income	-	-	-	725,836	-	725,836

Balances, June 30, 2006	313,581	$6,272	$2,736,261	$3,963,382	$(408,550)	$6,297,365

Common stock dividends	-	-	-	(1,468,352)	-	(1,468,352)

Exercise of Stock Options	48,000	960	245,440	-	-	246,400

Tax effect of stock option exercise	-	-	428,000	-	-	428,000

Retirement of Company stock	(1,250)	(25)	(4,700)	-	4,725	-

Net income	-	-	-	843,582	-	843,582

Balances, June 30, 2007	360,331	$7,207	$3,405,001	$3,338,612	$(403,825)	$6,346,995

See accompanying notes to financial statements.

TNR TECHNICAL, INC.

Statements of Cash Flows

	For the years ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$843,582	$725,836
Adjustments to reconcile net income to net cash
provided by operating activities:
Deferred income taxes	107,000	(64,000)
Depreciation and amortization	15,303	48,213
Provision for doubtful accounts	(12,703)	8,400
Realized and unrealized (gain) loss on investments	(134,340)	11,493
Loss on disposition of fixed assets	2,538	-0-
Issuance of stock options	-0-	38,000

Changes in operating assets and liabilities:
Accounts receivable	(30,222)	(117,518)
Purchase of investments and accrued interest	(3,247,661)	(403,746)
Proceeds from disposition of investments	3,546,666	-0-
Inventories	79,974	(198,320)
Prepaid expenses and other assets	(68,606)	(1,944)
Accounts payable and accrued expenses	419,755	53,199
Deposits	-0-	(476)
Income taxes receivable/payable	(572,500)	62,619

Net cash provided by operating activities	948,786	161,756

Cash from investing activities:
Purchase of property and equipment	(7,966)	(49,479)
Proceeds from disposition of property and equipment	25,000	-0-

Net cash provided by (used in) investing activities	17,034	(49,479)

Cash flows from financing activities:
Dividend Payments	(1,468,352)	-0-
Purchase of treasury stock	-0-	(21,758)
Tax effect of stock option exercise	428,000	-0-
Issuance of common stock	246,400	-0-

Net cash used in financing activities	(793,952)	(21,758)

Increase in cash and cash equivalents	171,868	90,519

Cash and cash equivalents – beginning of period	522,151	431,632

Cash and cash equivalents – end of period	$694,019	$522,151

Supplemental disclosure of cash flow information:

Cash paid during the year for income taxes	$572,500	$405,777

TNR TECHNICAL, INC
Notes to Financial Statements

June30, 2007 and 2006

(1)	Summary of Significant Accounting Policies

(a)	Nature of Operations

TNR Technical, Inc. (TNR or the Company) designs, assembles and markets batteries and multi-cell battery packs to a wide variety of industrial markets.  The Company is a distributor for a number of major U.S. battery manufacturers and markets its products nationally.

(b)	Accounts Receivable

Accounts receivable are customer obligations due under normal trade terms and are stated at the amount management expects to collect from outstanding balances.  Management provides for probable uncollectible amounts using the reserve method based on its assessment of the current status of the individual receivables and after using reasonable collection efforts.  After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

(c)	Investments

Investments held by the Company are classified as trading securities and consist of certificates of deposit and certain government and corporate fixed income securities.  Trading securities are carried at fair value and unrealized gains and losses associated with trading securities are included in earnings on a current basis.  Unrealized losses associated with trading securities amounted to $2,943 in 2007 and $129,042 in 2006. The Company determines cost on the specific identification basis.

(d)	Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market.

(e)	Property and Equipment

Property and equipment are recorded at cost.  The Company provides depreciation for machinery and equipment using the straight-line method over the estimated useful lives of the respective assets, which range from three to seven years.  Amortization of leasehold improvements is computed using the straight-line method over the lesser of the lease term or estimated useful lives of the improvements which range from four to eleven years.

(Continued)

TNR TECHNICAL, INC
Notes to Financial Statements

June30, 2007 and 2006
(1)	Summary of Significant Accounting Policies - Continued

(f)	Major Suppliers

During the years ended June 30, 2007 and 2006, 48% and 46%, respectively, of products were purchased from one supplier; however, the Company has the ability to purchase readily available inventory from various other suppliers.

(g)	Revenue Recognition

The Company, consistent with the practice of most entities operating in the battery distribution business, recognizes revenue upon shipment of battery products from its warehouse facilities.  The Company’s customers take title to the products at the time of shipment and bear the cost of freight.  There is no continuing performance obligation by the Company subsequent to shipment of product.  The costs incurred by the Company for shipping and handling are offset against freight charged to customers.

(h)	Advertising Costs

Advertising expenditures related to product distribution and marketing efforts consist primarily of internet advertising, product presentation material, catalog preparation, printing and postage expenses which are expensed as incurred.  Advertising costs included in general and administrative expenses were $28,465 and $41,765 for the years ended June 30, 2007 and 2006, respectively.

(i)	Use of Estimates

Management of the Company has made certain estimates and assumptions related to the reporting of assets and liabilities and disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America.  Actual results could differ from those estimates.

(j)	Financial Instruments Fair Value and Credit Risks

The carrying amounts reported in the balance sheet approximates fair value for cash and cash equivalents, investments, accounts receivable, accounts payable and accrued expenses since they are short term in nature or they are receivable or payable upon demand.  Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade accounts receivable which amounted to approximately $818,000 at June 30, 2007.  The Company performs periodic credit evaluations of its trade customers and generally
(Continued)

TNR TECHNICAL, INC
Notes to Financial Statements

June30, 2007 and 2006

(1)	Summary of Significant Accounting Policies - Continued
does not require collateral.  The Company maintains its cash balances at certain financial institutions which at times may exceed federally insured limits.  The Company believes it is not exposed to any significant credit risk in these accounts.

(k)	Stock-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) requires the measurement and recognition of compensation expenses for all share-based payment awards made to employees and directors including employee stock options and restricted stock based on estimated fair values. SFAS No. 123(R) supersedes the Company’s previous accounting under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. The Company adopted SFAS No. 123(R) using the modified prospective method. Under the modified prospective method, compensation costs are recognized beginning with the effective date based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date. In accordance with the modified prospective transition method, the Company’s financial statements for the prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

The Company estimates the fair value of each option award issued under their stock option plans on the date of grant using a Black-Scholes option-pricing model. The Company estimates the volatility of its common stock at the date of grant based on the historical volatility of its common stock. These historical periods may exclude portions of time when unusual transactions occurred. The Company determines the expected life based on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules and post-vesting forfeitures. The Company bases the risk-free interest rate on the implied yield currently available on U.S. Treasury issues with an equivalent remaining term approximately equal to the expected life of the award.

Under the SFAS No. 123(R), stock-based compensation expenses recognized in the accompanying audited statement of operations for the year ended June 30, 2006 was $38,000 which caused net income to decrease by that amount and basic and diluted income per share for 2006 to decrease by $0.15 and $0.13, respectively. There was no stock-based compensation expense recognized during 2007 since there were no new option grants and all outstanding options had been fully expensed prior to July 1, 2006.

Prior to the adoption of SFAS No. 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB Opinion No. 25 as allowed under SFAS No. 123. Under the intrinsic value method, no stock-based compensation expenses have been recognized in the Company’s statement of operations for stock options because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant. If the Company had elected to recognize compensation expense for stock options based on the fair value at grant date, consistent with the method prescribed by SFAS No. 123(R), net income and income per share for 2006 would have been decreased to the pro forma amounts shown in Note 5 below.

TNR TECHNICAL, INC
Notes to Financial Statements

June30, 2007 and 2006

(l)	Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

(m)	Cash Equivalents

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

(o)	Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No 48 “Accounting for Uncertainty in Income Taxes – and interpretation of FASB Statement 109” (“FIN 48”).  FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  If there are changes in net assets as a result of application of FIN 48 those will be accounted for as an adjustment to retained earnings.  The Company has not yet determined the impact of FIN 48 on its financial position and results of operations.

In September 2006, the FASB issued SFAS No, 157, “Fair Value Measurement” (“SFAS 157”).

TNR TECHNICAL, INC
Notes to Financial Statements

June30, 2007 and 2006

(1)	Summary of Significant Accounting Policies-Continued

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

(2)	Inventories

Inventories consist of the following as of June 30,:

	2007	2006

Finished goods/work-in-progress	38,763	41,615

Purchased product and materials	1,275,860	1,354,680

Inventory reserve	$(7,432)	$(9,130)

	$1,307,191	1,387,165

(3)	Property and Equipment

Property and equipment consists of the following:

TNR TECHNICAL, INC
Notes to Financial Statements

June30, 2007 and 2006

	2007	2006

Machinery and equipment	$93,435	$93,666
Furniture and fixtures	121,441	121,441
Vehicles	51,202	107,810
Leasehold improvements	32,767	28,355

	298,845	351,272
Less accumulated depreciation and amortization	206,069	223,621

	$92,776	$127,651

(4)	Stockholders’ Equity

Common Stock – The Company’s common stock consists of the following:

Authorized 500,000 shares of common stock, $.02 par value.  The stockholders of common stock are entitled to one vote for each share held.

Treasury Stock – Shares of common stock repurchased become treasury shares.  No shares of common stock were repurchased in fiscal 2007.  The Company repurchased 978 shares of common stock for $21,758 during fiscal 2006.  During fiscal 2007, 1,250 shares of treasury stock at a cost of $4,725 were retired.

In January 2007, a special one-time dividend of $4.75 per share was issued to stockholders of record as of December 21, 2006 and reduced retained earnings by $1,468,352.

(5)	Stock Option Plans

The 1998 Incentive and Non-Qualified Stock Option Plan, (the “1998 Plan”), was approved by the Board of Directors effective December 15, 1998 subject to stockholder approval within 12 months.  The 1998 Plan covers 60,000 shares of Common Stock, subject to adjustment of shares under the anti-dilution provisions of the 1998 Plan.  The 1998 Plan authorizes the issuance of the options covered thereby as either “Incentive Stock Options” within the meaning of the Internal Revenue Code of 1986, as amended, or as “Non-Statutory Stock Options.”  Persons eligible to receive options under the 1998 Plan include employees, directors, officers, consultants or advisors, provided that bona fide services shall be rendered by consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital raising transaction; however, only employees (who may also be officers and/or directors) are eligible to receive an Incentive Stock Option.  The 1998 Plan also provides that no options may be granted after December 15, 2008.

TNR TECHNICAL, INC.
Notes to Financial Statements

June 30, 2007 and 2006

(5)	Stock Option Plans - Continued

Options outstanding consist of the following:

		Weighted Average
	Number	Exercise Price
Balance outstanding, June 30, 2005	48,000	$5.13

Option grants	10,000	21.80

Balance outstanding, June 30, 2006	58,000	8.00

Option exercised	(48,000)	5.13
Balance outstanding, June 30, 2007	10,000	21.80

Information related to options at June 30, 2007, is as follows:

Outstanding and Exercisable		Weighted Average
Exercise Price	Equivalent Shares	Exercise Price	Remaining Contract Life

$21.00	5,000	$21.00	8.0
22.60	5,000	22.60	8.5

	10,000	21.80	8.3

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

 SFAS No. 123 requires that companies using the intrinsic value method make pro forma disclosure of net income and net income per share as if the fair value method of accounting had been applied.  For purposes of pro forma disclosures, the Company used the Black-Scholes option-pricing model to estimate the fair value of options issued in August 2005.  The estimated fair value of the options is amortized to expense over the options’ expected vesting period.  Had compensation cost for the Company’s stock option plan been determined based on the estimated fair value at the grant dates for awards under the plan consistent with the fair value method of SFAS No. 123 utilizing the Black-Scholes option-pricing model, the Company’s net income and basic and diluted earnings per share

TNR TECHNICAL, INC
Notes to Financial Statements

June30, 2007 and 2006

(5)	Stock Option Plans - Continued

for the year ended June 30, 2006 would have approximated the pro forma amounts indicated below:

2006
Net income:
As reported	$725,836
Deduct total stock-based compensation expense determined under fair value based method	(35,136)

Pro forma	$690,700

Basic earnings per share:
As reported	$2.79
Pro forma	2.66

Diluted earnings per share:
As reported	$2.44
Pro forma	2.33

The computation of the effect on net earnings and earnings per share with respect to outstanding options in accordance with SFAS 123R was calculated using the Black-Scholes option-pricing model which included the following significant assumptions:

Risk-free interest rate	4.25%
Expected volatility	10.00%
Expected dividend yield	0.00%
Expected life	8.5 years

The weighted average fair value at the date of grant of the options granted during the year ended June 30, 2006 approximated $7.51 per option.

During fiscal year 2007, 48,000 options were exercised at an average weighted price of $5.13.    At the time of exercise, the fair market value of the stock was $28.10.  The intrinsic value of the options exercised was $1,102,400.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The exercise of stock options during Fiscal 2007 increased paid in capital in the amount of cash received for the options by $246,400.  In addition, the tax benefit from stock exercise increased paid in capital by $428,000.

TNR TECHNICAL, INC
Notes to Financial Statements

June30, 2007 and 2006

(6)	Earnings Per Share

The following is a reconciliation of basic net income per share to diluted net income per share for the year ended June 30:

	2007	2006
Net Income	$843,582	$725,836
Weighted average shares outstanding – basic	287,795	260,109

Basic net income per common share	$2.93	$2.79

Potential shares – stock options	10,000	48,000
Less: treasury stock repurchases	(7,552)	(21,109)
Weighted average shares outstanding – diluted	290,243	297,000

Diluted net income per common share	$2.91	$2.44

All options outstanding at June 30, 2007 and 2006 were considered dilutive for purposes of determining earnings per share.

(7)	Income Taxes

The income tax provision for the years ended June 30, 2007 and June 30, 2006 consists of the following:
	2007	2006

Current:
Federal	$387,000	$453,277
State	41,000	103,942

	428,000	557,219

Deferred:
Federal	91,000	(53,000)
State	16,000	(11,000)

	107,000	(64,000)

Total	$535,000	$493,219

TNR TECHNICAL, INC
Notes to Financial Statements

June30, 2007 and 2006

(7)	Income Taxes (Continued)

Income tax expense attributable to income before income tax differed from the amount computed by applying the U.S. Federal income tax rate of 34% to income from operations before income taxes as a result of the following:

	2007	2006

Computed “expected” tax expense	$469,000	$418,000
Increase (reduction) in income tax expense
resulting from:
State income taxes, net of federal income tax benefit	9,000	45,000

Change in deferred tax assets	36,000	27,219

Other	21,000	3,000

	$535,000	$493,219

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at June 30, 2007 and 2006 are presented below:

	2007	2006
Deferred tax assets:
Inventories, principally due to additional costs
inventoried for tax purposes	$52,000	$59,000
Accounts receivable, due to allowance for
uncollectible accounts	5,000	10,000
Investments, due to exclusion of unrealized losses for tax purposes	1,000	100,000
Value of stock options issued	14,000	15,000
Accrued paid time off	12,000	-

Deferred tax assets	84,000	184,000

Deferred tax liabilities:
Property and equipment, due to additional depreciation for tax purposes	(27,000)	(20,000)

Net deferred tax assets	$57,000	$164,000

(Continued)

TNR TECHNICAL, INC
Notes to Financial Statements

June30, 2007 and 2006

(8)	Income Taxes (Continued)

Deferred taxes are presented in the accompanying balance sheets as follows:

	2007	2006

Current deferred tax assets	$70,000	184,000
Noncurrent deferred tax liability	(13,000)	(20,000)

	$57,000	164,000

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized.  Management considers the projected future taxable income and tax planning strategies in making this assessment.  The Company believes that future earnings in addition to the amount of the taxable differences which will reverse in future periods, will be sufficient to offset recorded deferred tax assets and, accordingly, a valuation allowance is not considered necessary at June 30, 2007 and 2006. Paid in capital increased $428,000 as a result of the recording of current tax expense associated with the exercise of stock options in December 2006.

(8)	Lease Commitments

The Company leases its Florida office, warehouse and distribution facilities from a partnership controlled by an executive officer, shareholder and director of the Company.  The lease agreement provides for payment of real estate taxes and insurance and extends through May 2011.  The Company also leases warehouse and distribution facilities in California from an unrelated party under a two-year operating lease agreement expiring in 2008.  Future minimum rental payments associated with these operating lease obligations are approximated as follows:

Year Ending June 30,

2008	$175,000
2009	105,000
2010	109,000
2011	104,000
$493,000

Total lease and rental expense approximated $185,000 and $175,000 in 2007 and 2006 respectively.  In 2007 and 2006 lease expense associated with related parties amounted approximately to $115,000 and $108,000 respectively.

(9)	Retirement Plan

The Company participates in a qualified retirement plan (Plan) with a salary deferral feature designed to qualify under Section 401 of the Internal Revenue Code.  Employees of the Company are eligible to participate in the Plan if they meet certain minimum age and period of credited service requirements.  The Plan allows participants to defer up to 25% of their compensation on a pre-tax basis subject to certain maximum amounts.  The Plan allows the Company to make matching contributions not to exceed 6% of the eligible participant compensation.  In 2007 and 2006, the Company made matching contributions of $52,759 and $49,052 respectively.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On February 14, 2007, the Company was notified by its independent registered public accounting firm, Tschopp, Whitcomb & Orr PA ("TWO"), the principal accountant of the Company's financial statements for the last fiscal year ended June 30, 2006 (the "Prior Fiscal Year"), that it was no longer the Company's independent auditor and has resigned.

TWO's report on the Company's financial statements for the Prior Fiscal Year, did not contain an adverse opinion or disclaimer of opinion, nor was such report qualified or modified as to uncertainty, audit scope or accounting principles.

There were no disagreements ("Disagreements") between Company and TWO during either (i) the Prior Fiscal Year, or (ii) the period July 1, 2006 through February 14, 2007 (the "Interim Period") on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which Disagreements, if not resolved to the satisfaction of TWO, would have caused TWO to make reference to the subject matter of the Disagreement in connection with its report for the Prior Fiscal Year.

There were no reportable events under Item 304(a)(1) of Regulation S-B, that occurred during either (i) the Prior Fiscal Years or (ii) the Interim Period.

On February 14, 2007, the Audit Committee of the Board of Directors appointed Cross, Fernandez & Riley, LLP ("CFR") as the new independent registered public accounting firm to audit the Company's financial statements. There were no discussions between the Company and CFR regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on Company's financial statements. Furthermore, no written or oral advice was provided by CFR that was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue. The Company has not consulted with CFR regarding any matter that was either the subject of a Disagreement or a Reportable Event.

Item 8(a)	Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level at the end of our most recent fiscal year ended June 30, 2007, except for the material weakness listed below. There have been no changes in the Company’s disclosure controls and procedures or in other factors that could affect the disclosure controls subsequent to the date the Company completed its evaluation.

Management has not yet completed, and is not yet required to have completed, its assessment of the effectiveness of internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act.

A material weakness in internal control over financial reporting is defined by Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 2 as a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected.

The Company identified the following material weakness relating to internal controls over reporting on income taxes:

On May 10, 2007, the Company’s Form 10-QSB for the quarter ended December 31, 2006 was amended to restate the financial statements to correct an internal accounting error related to the tax effect of stock options exercised in December 2006. Because of the accounting error, the Company’s current income tax expense was understated and net income was overstated for the three and six months ended December 31, 2006 by $428,000. In addition, the year-end tax provision lacked adequate review by management and resulted in a material adjustment for the year ended June 30, 2007.

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

Item 8(b)	Other Information
None

PART III

Item9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The names, ages and principal occupations of the Company’s present directors, and the date on which their term of office commenced and expires, are listed below.

Name	Age	Term of Office	First Became Director	Principal Occupation
Wayne Thaw	50	(1)	1983	Chairman of the Board, Chief Executive Officer President

Jerrold Lazarus	75	(1)	1987	Retired

Norman L. Thaw	74	(1)	1979	President of Stride Rite Stables, Inc., Private Investor

Mitchell Thaw	51	(1)	1998	Private Investor

Patrick Hoscoe	44	(1)	1998	Vice President And Operations Manager of the Company’s West Coast Division

Larry J. Kaczmarek	45	(1)	2004	Colonial Management Group Controller/Chief Financial Officer

Anthony Guadagnino	60	(1)	2004	President of Presidential South, Inc.

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

Biographical Information of Executive Officers and Directors

Wayne Thaw has served as Chairman of the Board and Chief Executive officer since December 2000 and President and Chief Operating Officer of the Company since November 1987.  Mr. Thaw has been a full-time employee since 1980.

Jerrold Lazarus has served as a director of the Company since October 1987.  Mr. Lazarus was a full time employee and Chairman of the Board and Chief Executive Officer of the Company between April 1988 and January 2001.  Since Mr. Lazarus retired from serving as an executive officer of the Company in January 2001, he has not been affiliated with another company.

Norman L. Thaw is one of the founders of the Company and served as its Chairman and Chief Executive Officer between March 1987 and April 1988.  Since 1998, Mr. Thaw's principal occupation is the President of Stride Rite Stables, Inc., a thoroughbred racing and breeding farm in South Florida.

Mitchell Thaw has been a director of the Company since December 1998. Mr. Thaw is a private investor and he is not currently affiliated with any firms. For over 25 years, Mr. Thaw has been engaged in numerous Wall Street trading and management positions. Mr. Thaw has expertise and experience in numerous Wall Street products, options, structured products, stocks, warrants, program trading, convertible bonds, corporate and government bonds.  Between 2002 and 2006, he was the co-founder and co-manager of the Harbert Convertible Arbitrage Fund. The fund’s primary strategy was capital structure arbitrage and grew to over $900,000,000 in assets. Prior to joining Harbert, Mr. Thaw specialized in listed equity options and structured products. He started an institutional option department at KBC Securities, an international firm, where he served as vice president from November 2000 until September 2001. He started an institutional option department at Schroeder & Co., Inc. and served as a director of Institutional Options at Schroeder from April 1999 through May 2000.  From 1988 through April 1998, Mr. Thaw was an executive for UBS Securities. Mr. Thaw received a BA from the University of Miami.

Patrick Hoscoe has been Vice President and a director of the Company since 1998.  Mr. Hoscoe also serves as Operations Manager of the Company’s West Coast operations. Mr. Hoscoe has over 25 years experience in the battery industry and worked for House of Batteries for the five years prior to joining the Company in 1998.

Larry J. Kaczmarek, since May 2006, has been Controller/CFO for Colonial Management Group, L.P., one of the largest operators of opiate addiction substance abuse treatment centers in the nation. He is responsible for all accounting and finance functions and supervises a staff of four. Between March 2005 and May 2005, he served as a senior financial consultant for CuraScript, Inc., a large specialty pharmacy distributor. He led important projects in Sarbanes Oxley compliance and accounts receivable.  Between September 2004 and March 2005 he served as Director of Finance of Devereux Florida, one of the largest not for profit organizations in central Florida, serving as a mental health service provider for young children throughout Florida. Between February and August, 2004, Mr. Kaczmarek was self employed and served as a senior financial consultant to his clients. Between April 2000 and January 2003, he served as Chief Financial Officer of Protegrity Holdings, Inc., a mid-sized company specializing in administration of workers’ compensation insurance in Longwood, Florida. As Chief Financial Officer, he supervised a staff of twelve persons and was responsible for all financial and accounting functions, served as lead contact with the bank as to its credit facility, was responsible for all risk management needs, served as lead negotiator relating to certain service contracts and developed and implemented specialized financial reports that provided the chief executive officer and product line leaders with current results and run rate trends. From 1997 to April 2000, he served as director of workers’ compensation for Humana Inc. of Louisville, Kentucky. Between 1995 and 1997, he served as director of finance at Humana Inc. Between 1990 – 1995, Mr. Kaczmarek served as director of financial analysis and planning at Emphesys Financial Group, Inc., Green Bay, Wisconsin. He has a Bachelor of Science in Public Finance from Indiana University, which he received in 1984.

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

Family Relationships

Norman L. Thaw is the father of Wayne Thaw and Mitchell Thaw.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “Commission”). Officers, directors and greater than ten percent stockholders are required by the Commission's regulations to furnish the Company with copies of all Section 16(a) forms they file. During the year ended June 30, 2007, no officers, directors or greater than 10% stockholders filed any forms late to the best of our knowledge.

Audit Committee / Lack of Other Committees

The Company has no standing nominating and compensation committees of the Board of Directors or committees performing similar functions. In January 2005, the Company formed our Audit Committee of its Board of Directors consisting of Larry J. Kaczmarek and Anthony Guadagnino as independent directors. An independent director is defined in Rule 4200(a)(14) of the NASD’s Listing Standards to mean a person other than an officer or employee of the Company or its subsidiaries or any other individual having a relationship which, in the opinion of the Company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The following persons should not be considered independent:

•	A director who is employed by the Company or any of its affiliates for the current year or any of its affiliates for the current year or any of the past three years.
•
A director who accepts any compensation from the Company or any of its affiliates in excess of $60,000 during the previous fiscal year other than compensation for Board service, benefits under a tax qualified retirement plan, or non discretionary compensation;

•
A director who is a member of the immediate family of an individual who is, or has been in any of the past three years, employed by the Company or any of its affiliates as an executive officer.  Immediate family includes a person’s spouse, parents, children, siblings, mother-in-law, father-in-law, sister-in-law, brother-in-law, son-in-law, daughter-in-law, and anyone who resides in such person’s home;

•
A director who is a partner in, or a controlling shareholder or an executive officer of, any for-profit business organization to which the Company made, or from which the Company received, payments (other than those arising solely from investments in the Company’s securities) that exceed 5% of the Company’s or business organizations consolidated gross revenues for that year, or $200,000, whichever is more, in any of the past three years;

•	A director who is employed as an executive of another entity where any of the Company’s executives serve on that entity’s compensation committee.

Mr. Kaczmarek may be deemed to be a “Financial Expert” within the meaning of Sarbanes-Oxley Act of 2002, as amended.  The term “Financial Expert” is defined as a person who has the following attributes: an understanding of generally accepted accounting principles and financial statements; has the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves; experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the Company’s financial statements, or experience actively supervising one or more persons engaged in such activities; an understanding of internal controls and procedures for financial reporting; and an understanding of audit committee functions.

In January 2005, a written charter for the Audit Committee was adopted.  Such charter includes, among other things, the following:

▪	annually reviewing and reassessing the adequacy of the committee’s formal charter;
▪	reviewing the annual audited financial statements with the Company's management and its independent auditors and the adequacy of its internal accounting controls;
▪
reviewing analyses prepared by the Company's management and independent auditors concerning significant financial reporting issues and judgments made in connection with the preparation of its financial statements;

▪	being directly responsible for the appointment, compensation and oversight of the independent auditor, which shall report directly to the Audit Committee, including resolution of disagreements between management and the auditors regarding financialreporting for the purpose of preparing or issuing an audit report or related work;
▪	reviewing the independence of the independent auditors;
▪
reviewing the Company's auditing and accounting principles and practices with the independent auditors and reviewing major changes to its auditing and accounting principles and practices as suggested by the independent auditor or its management;

▪	reviewing all related party transactions on an ongoing basis for potential conflict of interestsituations; and
▪	all responsibilities given to the Audit Committee by virtue of the Sarbanes-Oxley Act of 2002, which was signed into law by President George W. Bush on July 30, 2002.

Code of Ethics

Effective March 3, 2003, the Securities & Exchange Commission requires registrants like the Company to either adopt a code of ethics that applies to the Company’s Chief Executive Officer and Chief Financial Officer or explain why the Company has not adopted such a code of ethics.  For purposes of item 406 of Regulation S-K, the term “code of ethics” means written standards that are reasonably designed to deter wrongdoing and to promote:

•	Honest and ethical conduct, including the ethical handling of actual or apparent conflictsof interest between personal and professional relationships;
•
Full, fair, accurate, timely and understandable disclosure in reports and documents thatthe Company files with, or submits to, the Securities & Exchange Commission and inother public communications made by the Company;

•	Compliance with applicable governmental law, rules and regulations;
•	The prompt internal reporting of violations of the code to an appropriate person orpersons identified in the code; and
•	Accountability for adherence to the code.

In September 2005, the Company adopted a Code of Ethics which was filed as Exhibit 14.1 to its Form 10-K for its fiscal year ended June 30, 2005. No changes have been made to the Code of Ethics.

Item 10.  Executive Compensation.

The following table sets forth the overall compensation earned over the fiscal year ended June 30, 2007 by (1) each person who served as the principal executive officer of the Company during fiscal year 2007; (2) the Company’s most highly compensated (up to a maximum of two) executive officers as of June 30, 2007 with compensation during fiscal year 2007 of $100,000 or more; and (3) those two individuals, if any, who would have otherwise been  included in section (2) above but for the fact that they were not serving as an executive of the Company as of June 30, 2007.

					Salary Compensation
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards	Options Awards ($)(1)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (2)(3)	Total ($)
Wayne Thaw	2007	$224,323	30,000	—	$-	—	—	—	$ 109,106 (4)	$363,429
Chief Executive Officer

Patrick Hoscoe	2007	$ 130,000	42,500	—		$—	—	—	$ --------	$172,500
Vice-President

(1)
Reflects dollar amount expensed by the company during applicable fiscal year for financial statement reporting purposes pursuant to FAS 123R.  FAS 123R requires the company to determine the overall value of the options as of the date of grant based upon the Black-Scholes method of valuation, and to then expense that value over the service period over which the options become exercisable (vest).  As a general rule, for time-in-service-based options, the company will immediately expense any option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the option.  For a description FAS 123R and the assumptions used in determining the value of the options under the Black-Scholes model of valuation, see the notes to the financial statements included with this Form 10-KSB.

(2)
Includes all other compensation not reported in the preceding columns, including (i) perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is less than $10,000; (ii) any “gross-ups” or other amounts reimbursed during the fiscal year for the payment of taxes; (iii) discounts from market price with respect to securities purchased from the company except to the extent available generally to all security holders or to all salaried employees; (iv) any amounts paid or accrued in connection with any termination (including without limitation through retirement, resignation, severance or constructive termination, including change of responsibilities) or change in control; (v) contributions to vested and unvested defined contribution plans; (vi) any insurance premiums paid by, or on behalf of, the company relating to life insurance for the benefit of the named executive officer; and (vii) any dividends or other earnings paid on stock or option awards that are not factored into the grant date fair value required to be reported in a preceding column.

(3)	Includes compensation for service as a director described under Director Compensation, below.

(4)
Represents rent payments made to RKW of $104,474 and personal use of company car valued at $4,632; it being noted that the car was purchased in fiscal 2006 and that the personal usage is calculated based on personal miles (30% of use) multiplied by the standard mileage rate (48.5 cents a mile).  The foregoing amounts do not include insurance reimbursements of approximately $2,000 per year and property taxes paid of approximately $9,500 per year. See “Item 12.”

No outstanding common share purchase options or other equity-based awards granted to or held by any named executive officer in 2007 were repriced or otherwise materially modified, including extension of exercise periods, the change of vesting or forfeiture conditions, the change or elimination of applicable performance criteria, or the change of the bases upon which returns are determined, nor was there any waiver or modification of any specified performance target, goal or condition to payout.

Executive Officer Outstanding Equity Awards At Fiscal Year-End

The following table provides certain information concerning any common share purchase options, stock awards or equity incentive plan awards held by each of our named executive officers that were outstanding as of June 30, 2007.

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Wayne Thaw	5,000	—	—	$22.60	01/30/16	—	—	—	—
(1)	5,000	—	—	$21.00	08/17/15

Patrick Hoscoe	—	—	—	$—	--------	—	—	—	—
____________
(1) All options are fully vested

Lack of Employment Agreements

The Company has no employment agreements with its executive officers. Wayne Thaw currently receives an annual salary of approximately $220,000 plus such increases and bonuses as determined by the Board of Directors.  The Company also pays for the cost of gasoline, repairs and insurance related to an automobile purchased by the Company for Wayne Thaw’s use.  Patrick Hoscoe currently receives an annual salary of $130,000 plus such increases and bonuses as determined by the Company’s Board of Directors.

The Company leases its employees from a non-affiliated company which has established a 401(k) plan pursuant to which the Company matches employees’ contributions of an amount equal to $1.00 per employee’s contributed dollar up to a maximum matching contribution of six percent of the compensation of each respective employee. The Company has no other annuity, pension, or retirement benefits for its employees.  Except as described herein, the Company has not afforded any of its officers or directors any other personal benefits, the value of which exceeds 10% of his cash compensation, which is not directly related to job performance or provided generally to all salaried employees.

CORPORATE GOVERNANCE

BOARD OF DIRECTORS

Board Members Who Are Deemed Independent

Our board of directors has determined that three of our directors, namely, Larry J. Kaczmarek Jerrold Lazarus and Anthony Guadagnino, are each an “independent” as that term is defined in Rule 4200(a)(14) of the NASD’s Listing Standards.

DIRECTOR COMPENSATION

Directors, who are executive officers, do not presently receive compensation for serving on the Board or on its committees, although such compensation may be paid in the future.  Directors who are not serving as executive officers receive modest cash fees for attendance at board meetings and committee meetings and are eligible to receive stock options at the discretion of the Board. Our Directors who are not executive officers or on our audit committee, are also eligible to receive compensation as consultants to our company. To date, no options or equity awards have been made to our non-employee / non-executive directors. All directors shall be reimbursed for their reasonable out of pocket expenses associated with attending the meeting.

Director Compensation

The following table shows the overall compensation earned for the 2007 fiscal year with respect to each non-employee and non-executive director as of June 30, 2007.

	DIRECTOR COMPENSATION
Name and Principal Position	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (3)	Total ($)
Larry Kacmarek, Director	$2,850	—	—	—	—	—	$2,850
Jerrold Lazarus, Director	$1,000	—	—	—	—	—	$1,000
Anthony Guadagnino, Director	$3,050	—	—	—	—	—	$3,050
Norman Thaw, Director	$0	—	—	—	—	—	$0
Mitchell A. Thaw, Director	$0	—	—	—	—	—	$0

(1)
Reflects dollar amount expensed by the company during applicable fiscal year for financial statement reporting purposes pursuant to FAS 123R.  FAS 123R requires the company to determine the overall value of the options as of the date of grant based upon the Black-Scholes method of valuation, and to then expense that value over the service period over which the options become exercisable (vest).  As a general rule, for time-in-service-based options, the company will immediately expense any option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the option.  For a description FAS 123 R and the assumptions used in determining the value of the options under the Black-Scholes model of valuation, see the notes to the financial statements included with this prospectus.

(2)	Excludes awards or earnings reported in preceding columns.

(3)
Includes all other compensation not reported in the preceding columns, including (i) perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is less than $10,000; (ii) any “gross-ups” or other amounts reimbursed during the fiscal year for the payment of taxes; (iii) discounts from market price with respect to securities purchased from the company except to the extent available generally to all security holders or to all salaried employees; (iv) any amounts paid or accrued in connection with any termination (including without limitation through retirement, resignation, severance or constructive termination, including change of responsibilities) or change in control; (v) contributions to vested and unvested defined contribution plans; (vi) any insurance premiums paid by, or on behalf of, the company relating to life insurance for the benefit of the director; (vii) any consulting fees earned, or paid or payable; (viii) any annual costs of payments and promises of payments pursuant to a director legacy program and similar charitable awards program; and (ix) any dividends or other earnings paid on stock or option awards that are not factored into the grant date fair value required to be reported in a preceding column.

Stock Option Plans

The 1992 Plan

The 1992 Incentive and Non-Qualified Stock Option Plan, (the “1992 Plan”), was approved by the Board of Directors on November 17, 1992 and ratified by stockholders on January 29, 1993.  The 1992 Plan covered 60,000 shares of Common Stock, subject to adjustment of shares under the anti-dilution provisions of the 1992 Plan.  The 1992 Plan authorizes the issuance of the options covered thereby as either “Incentive Stock Options” within the meaning of the Internal Revenue Code of 1986, as amended, or as “Non-Statutory Stock Options.”  Persons eligible to receive options under the 1992 Plan included employees, directors, officers, consultants or advisors, provided that bona fide services shall be rendered by consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital raising transaction; however, only employees (who may also be officers and/or directors) were eligible to receive an Incentive Stock Option. The 1992 Plan also provided that no options may be granted after November 16, 2002.  In December 1996, the Company granted ten year non-statutory options to purchase 30,000 shares at an exercise price of $3.25 per share to Wayne Thaw (10,000 shares), Jerrold Lazarus (10,000 shares) and Kathie Thaw (10,000 shares).  In December 1998, the Company granted ten year non-statutory stock options to purchase 7,000 shares at an exercise price of $5.00 per share to Jerrold Lazarus (2,000 shares), Wayne Thaw (3,000 shares) and Patrick Hoscoe (2,000 shares).   In December 2001, the Company granted Wayne Thaw 10-year Non-Statutory Stock Options to purchase 23,000 shares of the Company’s Common Stock at an exercise price of $6.80 per share.  In April 2002, Jerrold Lazarus exercised his options to purchase 12,000 shares.  Between October and December 2006, Wayne Thaw, Kathie Thaw and Patrick Hoscoe exercised options to purchased 36,000, 10,000 and 2,000 shares, respectively. Accordingly, all 60,000 options have been granted and exercised under the 1992 Plan.

The 1992 Plan was administered by the Company's Board of Directors or a stock option committee consisting of three members of the Board which has the authority to determine the persons to whom options shall be granted, whether any particular option shall be an Incentive Option or a Non-Statutory Option, the number of shares to be covered by each option, the time or times at which options will be granted or may be exercised and the other terms and provisions of the Options.

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

The 1998 Plan

The 1998 Incentive and Non-Qualified Stock Option Plan, (the “1998 Plan”), was approved by the Board of Directors effective December 15, 1998 subject to stockholder approval within 12 months. The 1998 Plan, as amended by stockholders in December 2003, covers 60,000 shares of Common Stock, subject to adjustment of shares under the anti-dilution provisions of the 1998 Plan.  The 1998 Plan authorizes the issuance of the options covered thereby as either “Incentive Stock Options” within the meaning of the Internal Revenue Code of 1986, as amended, or as “Non-Statutory Stock Options.”  Persons eligible to receive options under the 1998 Plan includes employees, directors, officers, consultants or advisors, provided that bona fide services shall be rendered by consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital raising transaction; however, only employees (who may also be officers and/or directors) are eligible to receive an Incentive Stock Option.  The 1998 Plan also provides that no options may be granted after December 15, 2008.  Except for the foregoing, the 1998 Plan is identical to the 1992 Plan. Ten-year Non-Statutory Stock Options to purchase 5,000 shares exercisable at $21.00 per share were granted to Wayne Thaw in August 2005 and 10-year Non-Statutory Stock Options to purchase 5,000 shares exercisable at $22.60 were granted to Wayne Thaw in January 2006.  No other options have been granted under the 1998 Plan. See “Item 12.”

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of September 21, 2007, the Company had outstanding 307,795 shares of Common Stock.  The only persons of record who presently hold or are known to own (or believed by the Company to own) beneficially more than 5% of the outstanding shares of such class of stock is listed below.  The following table also sets forth certain information as to holdings of the Company’s Common Stock of all officers and directors individually, and all officers and directors as a group.  The shares shown in the table below for Norman Thaw and his sons, Wayne Thaw and Mitchell Thaw are not beneficially owned by each other and are listed separately.

Title of Class	Name and Address of Beneficial Owner (1)	Number of Shares	Approximate Percent
Common Stock	Wayne Thaw and his wife Kathie Thaw (3)(4)	101,478	31.9
Common Stock	Norman L. Thaw (2)(4)(5)	57,128	18.5
Common Stock	Jerrold Lazarus	-0-	-0-
Common Stock	Patrick Hoscoe	2,000.6
Common Stock	Mitchell A. Thaw (4)	25,525	8.3
Common Stock	Larry J. Kaczmarek	-0-	-0-
Common Stock	Anthony Guadagnino	-0-	-0-
Common Stock	All Directors and Officers as a Group (7 persons) (3)	186,131	58.5

(1)
All shares are directly owned, and the sole investment and voting power is held, by the persons named.  The address for all officers and directors is c/o TNR Technical, Inc., 301 Central Park Drive, Sanford, Florida 32771.

(2)
May be deemed to be a parent and/or founder of the Company under the Securities Act of 1933, as amended and may be deemed to be a “control person” of the Company within the meaning of the Securities Exchange Act of 1934.

(3)	Includes options to purchase 10,000 shares granted to Wayne Thaw.

(4)	Wayne Thaw and Kathie Thaw are married and their individual stock ownership which is in a family trust for their benefit is shown jointly. Norman Thaw is the father of Wayne Thaw and Mitchell A. Thaw.

(5)	Norman Thaw’s stock ownership is held in a revocable trust.

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

Equity Compensation Plan

The following summary information relates to our Compensation Plans described in Item 11 pursuant to which we have granted options to purchase our Common Stock with the information set forth in the table as of the filing date of this Form 10-KSB:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options (1)	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))

Equity compensation Plans approved by Security Holders	10,000	21.80	50,000
_____________________
(1)	Based upon 5,000 options exercisable at $21.00 per share and 5,000 options exercisable at $22.60 per share.

Item 12.	Certain Relationships and Related Transactions.

See Item 2 regarding the description of lease between the Company and a RKW Holding Ltd. (“RKW”), a Florida Limited Partnership, controlled by Wayne Thaw.  For the fiscal year ended 2007 and 2006, $104,474 and $99,595, respectively, were paid by the Company to RKW, which amount will increase by approximately 4% for each new contract year, which begins on June 1st of each year. The foregoing amounts paid to RKW do not include insurance reimbursement of approximately $2,000 per year and property taxes paid of approximately $9,500 per year.

Item 13.	Exhibits

3	Certificate of Incorporation and Amendments thereto. (1)

3(A)	By-Laws. (1)

3(B)	February 1992 Certificate of Amendment to Certificate of Incorporation (2)

10	Lease Agreement dated January 17, 1996 by and between RKW Holding Ltd. and the Registrant (3)

10.1	Amended lease with RKW Holdings Ltd. (5)

11	Earnings per share. See Financial Statements

14.1	Code of Ethics and Code of Conduct (6)

31	Chief Executive Officer and Chief Financial Officer Rule 13a- 14(a)/15d-14(a) Certification (*)

32	Chief Executive Officer and Chief Financial Officer Section 1350 Certification (*)

99	1998 Incentive and Non-Statutory Stock Option Plan (4)

99.1	Amendment to 1998 Incentive and Non-Statutory Stock Option Plan (6)

_____________
* Filed herewith.
(1)	Exhibits 3 and 3(A) are incorporated by reference from Registration No. 2-85110 whichwere filed in a Registration Statement on Form S-18.
(2)	Incorporated by reference to Form 10-KSB for the fiscal year ended July 31, 1992.
(3)	Incorporated by reference to Form 10-KSB for the fiscal year ended July 31, 1996.
(4)	Incorporated by reference to Form 10-KSB for the fiscal year ended July 31, 1999.
(5)	Incorporated by reference to Form 8-K dated June 8, 2005 filed for June 1, 2005 - date of earliest event.
(6)	Incorporated by reference to Form 10-KSB for the fiscal year ended June 30, 2005.

Item 14.	Principal Accountant Fees and Services

Cross Fernandez & Riley, LLP

The firm of Cross Fernandez & Riley, LLP (“CFR”) was retained by the Company as its new independent auditors on February 14, 2007.  See “Item 8.”

Audit Fees

For the fiscal year ended June 30, 2007, the aggregate fees for professional services rendered by Cross, Fernandez & Riley, LLP (“CFR”) for the audit of the Company’s annual financial statements for the year ended June 30, 2007 included in the Company’s Annual Report on Form 10-KSB and the  review of its interim financial statements for the quarter ended March 31, 2007 included in the Company’s Quarterly Report on Form 10-QSB totaled approximately $53,400.

All Other Fees

For the fiscal year ended June 30, 2007, CFR was not engaged to perform audit related services, tax services or other services.

Tschopp, Whitcomb & Orr P.A.

Audit Fees

For the fiscal years ended June 30, 2007 and June 30, 2006, the aggregate fees billed for professional services rendered by Tschopp, Whitcomb & Orr P.A. (“TWO”) for the fiscal 2006 audit of the Company’s annual financial statements and the first and second quarters of fiscal 2007 and all fiscal 2006 reviews of its financial statements included in the Company’s quarterly reports (exclusive of the form 10-QSB for the quarter ended March 31, 2007 totaled approximately $7,900 and $19,000, respectively.

Financial Information Systems Design and Implementation Fees

For the fiscal years ended June 30, 2007 and June 30, 2006, there were no fees billed for professional services rendered by TWO in connection with, directly or indirectly, operating or supervising the operation of its information system or managing its local area network.

All Other Fees

For the fiscal years ended June 30, 2007 and June 30, 2006, there was approximately $5,100 and $5,000, respectively, in fees billed for tax and limited consulting services.

SIGNATURES

Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TNR TECHNICAL, INC.

By:	/s/ Wayne Thaw
Wayne Thaw
Chief Executive Officer

Dated:  Sanford, Florida
September 27, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Norman L. Thaw	Director	September 27, 2007
Norman L. Thaw

Director
Jerrold Lazarus

/s/ Wayne Thaw	Chairman of the	September 27, 2007
Wayne Thaw	Board, Chief
Executive Officer
President,
Pricipal Financial
and Accounting
Officer

/s/ Mitchell Thaw	Director	September 27, 2007
Mitchell Thaw

/s/ Patrick Hoscoe	Vice President	September 27, 2007
Patrick Hoscoe	and Director

/s/ Larry J. Kaczmarek	Director	September 27, 2007
Larry J. Kaczmarek

/s/ Anthony Guadagnino	Director	September 27, 2007
Anthony Guadagnino

Norman Thaw, Wayne Thaw, Mitchell Thaw, Patrick Hoscoe, Jerrold Lazarus, Larry Kaczmarek and Anthony Guadagnino represent all the members of the Board of Directors.