Form 10QSB
period 2007-09-30
TNR TECHNICAL INC
filed 2007-11-14
CIK 723615

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2007

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

307,795 Common Shares, $.02 par value were issued and outstanding at November 14, 2007.

TNR TECHNICAL, INC.

Item 1.  Financial Statements

TNR TECHNICAL, INC.
Balance Sheets

	(Unaudited)
Assets	September 30, 2007	June 30, 2007
Current assets:
Cash and cash equivalents	$787,614	$694,019
Investments	3,665,053	3,592,646
Accounts receivable - trade, less allowance for doubtful
accounts of $12,341 and $12,275	754,819	806,050
Inventories, net	1,412,858	1,307,191
Prepaid expenses and other current assets	65,288	101,345
Income taxes receivable	294,624	403,500
Deferred income taxes	67,000	70,000
Total current assets	7,047,256	6,974,751

Property and equipment, at cost, net of accumulated
Depreciation and amortization.	87,949	92,776

Long term deferred tax assets	5,000	-

Deposits	17,310	16,360

Total assets	$7,157,515	$7,083,887

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$388,023	$367,090
Accrued expenses	202,608	356,802

Total current liabilities	590,631	723,892

Deferred tax liability	-	13,000

Total liabilities	590,631	736,892

Shareholders’ equity:
Common stock - $.02 par value, authorized 500,000 shares;
issued and outstanding 307,795 shares	7,207	7,207
Additional paid-in capital	3,405,001	3,405,001
Retained earnings	3,558,501	3,338,612
Treasury stock, at cost 52,536 shares	(403,825)	(403,825)

Total shareholders’ equity	6,566,884	6,346,995

	$7,157,515	$7,083,887

See accompanying notes to financial statements

TNR TECHNICAL, INC.
Statements of Income
For the three months ended September 30,

	(Unaudited)	(Unaudited)
	2007	2006
Revenue:
Net sales	$2,364,176	$2,482,947

Cost of goods sold	1,565,413	1,691,915
Gross margin	798,763	791,032

Selling, general and administrative	523,520	440,977

Operating income	275,243	350,055

Other income:
Interest income	23,779	13,614
Unrealized gains, net	14,867	83,954

Total other income	38,646	97,568

Income before income taxes	313,889	447,623

Provision for income taxes	94,000	173,000

Net income	$219,889	$274,623

Basic earnings per share	$0.71	$1.06

Diluted earnings per share	$0.71	$.91

Weighted average number of shares outstanding - basic	307,795	259,795

Weighted average number of shares outstanding - diluted	311,485	300,595

See accompanying notes to financial statements.

TNR TECHNICAL, INC.
Statements of Cash Flows
For the three months ended September 30

	,

	(Unaudited)	(Unaudited)
	2007	2006
Cash flows from operating activities:
Net income	$219,889	$274,623
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Deferred income taxes	(15,000)	9,000
Depreciation and amortization	8,457	10,372
Provision for doubtful accounts	66	2,100
Unrealized (gain) loss on investments	970	(44,575)
Gain on disposition of fixed assets	-	(6,791)

Changes in operating assets and liabilities:
Accounts receivable	51,165	79,850
Purchase of investments and accrued interest	(73,377)	(638,122)
Inventories	(105,667)	(102,686)
Prepaid expenses and other assets	36,057	11,298
Accounts payable and accrued expenses	(133,261)	74,137
Deposits	(950)	-
Income taxes receivable/payable	108,876	(72,000)

Net cash provided by (used in) operating activities	97,225	(402,794)

Cash from investing activities:
Purchase of property and equipment	(3,630)	(3,554)
Proceeds from disposition of property and equipment	-	24,000

Net cash provided by (used in) investing activities	(3,630)	20,446

Increase (decrease) n cash and cash equivalents	93,595	(382,348)

Cash and cash equivalents – beginning of period	694,019	522,151

Cash and cash equivalents – end of period	$787,614	139,803

See accompanying notes to financial statements.

TNR TECHNICAL, INC.

Notes to Financial Statements

(1)	Presentation of Unaudited Financial Statements

The unaudited financial statements have been prepared in accordance with rules of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows, in conformity with generally accepted accounting principles.  The information furnished, in the opinion of management, reflects all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of and for the dates and periods presented herein. These unaudited financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-KSB for the year ended June 30, 2007 filed with the Securities and Exchange Commission (“SEC”).  The results of operations for the three months ended September 30, 2007 are not necessarily indicative of results which may be expected for any other interim period, or for the year as a whole.

(2)	Inventories

Inventories consist of the following:

	September 30, 2007 (Unaudited)	June 30, 2007

Finished goods/work-in-progress	$42,386	$38,763

Purchased product and materials	1,377,862	1,275,860

Inventory reserve	$(7,390)	$(7,432)

	$1,412,858	$1,307,191

(3)	Income Taxes
The income tax provision for the three months ending September 30, 2007 and September 30, 2006 consists of the following:

	September 30, 2007	September 30, 2006
Current tax Expense
Federal	$90,000	$132,000
State	19,000	31,000
	109,000	163,000
Deferred Tax (Benefit)
Federal	(12,000)	8,000
State	(3,000)	2,000
	(15,000)	10,000
Total Income Tax Expense	$94,000	$173,000

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at September 30, 2007 and June 30, 2007 are:

Deferred tax assets:	September 30, 2007	June 30, 2007
Inventories	$46,000	$52,000
Allowance for doubtful accounts	5,000	5,000
Unrealized gains on investments	1,000	1,000
Stock options	14,000	14,000
Accrued Paid Time Off	16,000	12,000
	82,000	$84,000
Deferred tax liabilities:
Depreciation	(10,000)	(27,000)
Net deferred tax assets	$72,000	$57,000

Deferred tax assets are presented in the accompanying balance sheets as follows:

Current deferred tax asset	67,000	70,000
Noncurrent deferred tax asset	5,000	-
Noncurrent deferred tax liability	-	(13,000)
	$72,000	$57,000

(4)	Newly Adopted Accounting Pronouncement

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on July 1, 2007. The Company has not recognized a liability as a result of the implementation of FIN 48. A reconciliation of the beginning and ending amount of unrecognized tax benefits has not been provided since there is no unrecognized benefit as of the date of adoption. The Company has not recognized interest expense or penalties as a result of the implementation of FIN 48. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

The Company files income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state or non-U.S. income tax examinations by tax authorities for years before 2003.

(5)	Recent Accounting Pronouncements

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
In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. Management is currently evaluating the effect, if any, the adoption of SFAS 159 will have on the Company’s financial statements, results of operations and cash flows.

In June 2007, the FASB ratified EITF Issue No. 07-03, "Accounting for Nonrefundable Advance Payments for Goods and Services Received for Use in Future Research and Development Activities." EITF 07-03 requires companies to defer nonrefundable advance payments for goods and services and to expense that advance payment as the goods are delivered or services are rendered. If the company does not expect to have the goods delivered or services performed, the advance should be expensed. EITF 07-03 is effective for fiscal years beginning after December 15, 2007. The Company is currently evaluating the impact of adopting EITF 07-03 on its financial statements.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Forward Looking Statements

The information contained in this Form 10-QSB is intended to update the information contained in the Company’s Annual Report on Form 10-KSB for the twelve months ended June 30, 2007 and such information presumes that readers have access to, and will have read the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-KSB and other Company filings.

This quarterly report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended and the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. You should not place undue reliance upon those statements as they are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include statements regarding our plans, objectives, goals, strategies, future events, capital expenditures, future results, our competitive strengths, our business strategy, our industry trends and other statements regarding matters that are not historical facts. These statements often include words such as “may,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are based on assumptions that we have made in light of our industry experience as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this report on Form 10-QSB, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. These factors include but are not limited to: (a) changes in levels of competition from current competitors and potential new competition; (b) costs of acquiring inventory; (c) credit risk associated with our customers; (d) our ability to successfully recover in the event of a disaster; (e) the extent to which we cannot control our fixed and variable costs; (f) fluctuations in the market price of the raw materials related to our goods;  (g) general economic conditions in the markets in which we operate; and (h) the other uncertainties which are described under “Risk Factors” in Item 1 of our Form 10-KSB for the year ended June 30, 2007.  The foregoing should not be construed as an exhaustive list of all factors that could cause actual results to differ materially from those expressed in forward-looking statements made by us.  All forward-looking statements included in this document are made as of the date hereof, based on information available to the Company on the date thereof, and the Company assumes no obligation to update any forward-looking statements.

Overview

The Company designs, assembles and markets primary and secondary batteries to a variety of industrial markets.  The Company is an authorized distributor for several major battery manufacturers, the products of which are distributed nationally by the Company.   The Company's business is conducted principally at its two facilities in Sanford, Florida and Santa Ana, California.

Critical Accounting Policies and Estimates

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

Management has discussed the selection of critical accounting policies and estimates with our Board of Directors and the Board of Directors has reviewed our disclosure relating to critical accounting policies and estimates in this quarterly report on Form 10-QSB.

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

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized.  Management considers the projected future taxable income and tax planning strategies in making this assessment.  The Company believes that future earnings in addition to the amount of the taxable differences, which will reverse in future periods, will be sufficient to offset recorded deferred tax assets and, accordingly, a valuation allowance is not considered necessary at September 30, 2007 and June 30, 2007.

Results of Operations

Net sales for the three months ended September 30, 2007 decreased $118,771 to $2,364,176 from sales for the three months ended September 30, 2006 as customers slow their purchasing in response to fluctuations in the price of batteries caused by extreme fluctuations in the price of nickel and the increased cost of lead, major components of battery manufacturing.  Cost of goods sold decreased from $1,691,915 for the three months ended September 30, 2006 to $1,565,413 for the three months ended September 30, 2007 as a result of decreased sales.  The Company’s gross margin increased from 31.9% for the three months ended September 30, 2006 to 33.8% for the three months ended September 30, 2007 as anticipated cost increases continued to be passed on to the customer.  During the past three years, no customer accounted for more than 10% of revenues.

Operating (selling, general and administrative) expenses increased $82,543 from $440,977 for the three months ended September 30, 2006 to $523,520 for the three months ended September 30, 2007 primarily as a result of increases in salaries and employee related expense ($28,000) and audit fees ($28,500).  The remaining $26,000 increase is related to increases in other operating expenses, which include several upgrades and repairs to the corporate office premises that are periodic in nature and not part of the normal course of business. Operating expense when expressed as a percentage of sales increased from 17.8% for the three months ended September 30, 2006 to 22.1% for the three months ended September 30, 2007.

The Company did not charge its operations with any research and development costs during the first quarters ended September 30, 2007 and 2006.  Interest and investment income decreased $58,922 as a result of fluctuations in the value of certain investments.

Net income for the first quarter ended September 30, 2007 was $219,889 as compared to $274,623 for the first quarter ended September 30, 2006.  Basic earnings per share were $0.71 and $1.06 in the first quarter of 2007 and 2006 respectively.  Diluted earnings per share were $0.71 and $0.91 in the first quarter of 2007 and 2006 respectively.

Recent Trends

Competition in wholesale distribution of batteries is increasing as offshore and U.S. manufacturers sell directly to customers competing with distributors for the same market.  Despite increased competition, new battery companies have entered the market offering lower prices, and selling directly to the end-user via web-based operations.  In addition, Chinese manufacturers have bypassed the manufacturer distributor relationship, selling direct to the reseller and/or consumer small quantities at low prices.  This, combined with the expansion of local battery franchises in cities throughout the USA, has increased the level of competition in the battery market. As a result, we are experiencing continued pressure on our sales and gross margins.

Liquidity and Capital Resources

Working capital amounted to $6,456,625 at September 30, 2007 as compared to $6,250,859 at June 30, 2007.  Cash and investments amounted to $4,452,667 at September 30, 2007 as compared to $4,286,665 at June 30, 2007.  Net cash provided by operating activities amounted to $97,225 for the three months ended September 30, 2007.

During the three months ended September 30, 2007, cash flow provided by operating activities resulted primarily from the Company’s net income and the collection of accounts receivable.  Net cash was used to purchase inventory and investments.   In addition, product for which prepayments were made arrived from China resulting in decreases in prepaid expenses and increases in inventory levels. The reduction in income tax receivable reflects the recording of the current tax provision. Accounts payable and accrued expenses decreased primarily as a result of the payout of bonus accruals offset by an increase in the accrual for audit expense.  Cash was used in investing activities to purchase property and equipment.

During the three months ended September 30, 2006, cash flow used in operating activities resulted primarily from the purchase of treasury securities and inventory.  Cash was provided primarily by the Company’s net income and collection of accounts receivable.  Inventory levels, increased in order to meet demand, resulted in increased accounts payable balances.  Accrued expenses decreased primarily due to the payout of fiscal 2006 bonus accruals.  Changes in income taxes payable and income taxes receivable reflect both the payment of tax obligations related to the previous fiscal year and the recording of the tax provision for the current quarter.  Cash was used in investing activities to purchase equipment.  Cash was received in investing activities from proceeds on the sale of property plant and equipment.

During the past two years, the Company’s liquidity needs have been satisfied from internal sources including cash from operations and amounts available from the Company’s working capital.  During fiscal 2008, management expects this trend to continue.  There are no material commitments for capital expenditures or any long-term credit arrangements as of September 30, 2007.

Contractual Obligations

As of September 30, 2007, there have been no material changes to our contractual obligations disclosed in the Management’s Discussion and Analysis section of our Annual Report on Form 10-KSB for the year ended June 30, 2007.

Recent Accounting Pronouncements

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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. Management is currently evaluating the effect, if any, the adoption of SFAS 159 will have on the Company’s financial statements, results of operations and cash flows.

In June 2007, the FASB ratified EITF Issue No. 07-03, "Accounting for Nonrefundable Advance Payments for Goods and Services Received for Use in Future Research and Development Activities." EITF 07-03 requires companies to defer nonrefundable advance payments for goods and services and to expense that advance payment as the goods are delivered or services are rendered. If the company does not expect to have the goods delivered or services performed, the advance should be expensed. EITF 07-03 is effective for fiscal years beginning after December 15, 2007. Management is currently evaluating the impact of adopting EITF 07-03 on it consolidated financial statements.

Possible Ceasing of filing Reports under the Securities Exchange Act of 1934

The Company’s costs of being a reporting company, under the Securities Exchange Act of 1934 (the “Exchange Act”) were $124,863 for fiscal 2007, an increase of 53% over the comparable period of the prior fiscal year.  For fiscal 2007, these costs were about 9% of earnings before income tax.  Management of the Company is concerned about the substantial additional professional costs that it will incur as a reporting company, estimated in the range of $175,000 to $190,000 for fiscal 2008, and $160,000 to $200,000 in subsequent years under the Exchange Act, as well as the additional time burden that will be placed on its limited accounting and administrative personnel. In particular, Section 404 of the Sarbanes-Oxley Act of 2002, management’s assessment of the effectiveness of internal controls over financial reporting will require compliance by the Company for its fiscal year ended June 30, 2008 and the auditors’ assessment of the effectiveness of internal controls for its fiscal year ended June 30, 2009.  The Board of Directors of the Company reserves the right to file a Form 15 to cease being a reporting company under the Exchange Act in the event that it determines that the Company qualifies to file said form and in the event that the Board determines that the costs of remaining a reporting company outweigh the benefits of same. A decision to cease reporting by next July 2008 may be made at any time and would result in the removal of our common stock from trading on the OTC Bulletin Board where it currently trades sporadically.  If our common stock is removed from the OTC Bulletin Board, we would expect it to be available for quotation on the Pink sheets, but with a possible decrease in liquidity.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report.  Based on the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at a reasonable assurance level.

There have been no changes in the Company's internal control over financial reporting that occurred during the three month period covered by this Report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.                      Legal Proceedings:

The Company may become party to various legal actions arising in the normal course of business.  The Company is not currently a party to any pending legal proceedings.

Item 2.                      Unregistered Sale of Equity Securities and Use of Proceeds:

(a)	During the quarter ended September 30, 2007, there were no issuances or sales of unregistered securities.
(b)           Not applicable.
(c)	During the quarter ended September 30, 2007, there were no stock repurchases.

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
(5) Incorporated by reference to Form 8-K dated June 8, 2005 filed for June 1, 2005 date of earliest event.
(6) Incorporated by reference to Form 10-KSB for the eleven months ended June 30, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TNR TECHNICAL, INC.
(Registrant)

Dated: November 14, 2007	By:	/s/ Wayne Thaw
Wayne Thaw,
President, Chief Executive
Executive Officer and Chief Financial Officer