Form 10QSB
period 2007-12-31
TNR TECHNICAL INC
filed 2008-02-14
CIK 723615

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

 [X]             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2007
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

307,795 Common Shares, $.02 par value were issued and outstanding at February 12, 2008.

TNR TECHNICAL, INC.

Item 1.  Financial Statements
TNR TECHNICAL, INC.
Balance Sheets

	(Unaudited)
	December 31, 2007	June 30, 2007
Assets Current assets:
Cash and cash equivalents	$1,363,023	$694,019
Investments	3,541,494	3,592,646
Accounts receivable - trade, less allowance for doubtful
accounts of $12,310 and $12,275	529,224	806,050
Inventories, net	1,732,028	1,307,191
Prepaid expenses and other current assets	46,450	101,345
Income taxes receivable	-	403,500
Deferred tax assets, current portion	83,000	70,000
Total current assets	7,295,219	6,974,751

Property and equipment, net of accumulated
depreciation and amortization	84,202	92,776

Long term deferred tax assets	4,000	-

Deposits	17,430	16,360

Total assets	$7,400,851	$7,083,887

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$357,913	$367,090
Accrued expenses	234,042	356,802
Income taxes payable	90,106	-

Total current liabilities	682,061	723,892

Long term deferred tax liability	-	13,000

Total liabilities	682,061	736,892

Shareholders’ equity:
Common stock - $.02 par value, authorized 500,000 shares;
issued and outstanding 307,795 shares	7,207	7,207
Additional paid-in capital	3,405,001	3,405,001
Retained earnings	3,710,407	3,338,612
Treasury stock, at cost, 52,536 shares	(403,825)	(403,825)

Total shareholders’ equity	$6,718,790	6,346,995

	$7,400,851	$7,083,887

See accompanying notes to financial statements

TNR TECHNICAL, INC.

	(Unaudited)		(Unaudited)
Statements of Income	Three Months Ended December 31,		Six Months Ended December 31,

	2007	2006	2007	2006
Revenue:
Net sales	$2,057,099	$2,151,043	$4,421,275	4,633,990

Cost of goods sold	1,376,593	1,490,118	2,942,006	3,182,033
Gross margin	680,506	660,925	1,479,269	1,451,957

Selling, general and administrative	492,342	463,300	1,015,863	904,277

Operating income	188,164	197,625	463,406	547,680

Other income:
Interest income	26,819	27,888	50,599	41,502
Investment gains, net	17,922	16,301	32,790	100,255

Total other income	44,741	44,189	83,389	141,757

Income before income taxes	232,905	241,814	546,795	689,437

Provision for income taxes	81,000	95,000	175,000	268,000

Net income	$151,905	$146,814	$371,795	421,437

Basic earnings per share	$.49	$.52	$1.21	1.54

Diluted earnings per share	$.49	$.51	$1.19	1.53

Weighted average number of shares outstanding - basic	307,795	283,795	307,795	273,509

Weighted average number of shares outstanding - diluted	311,873	285,721	311,687	275,435

See accompanying notes to financial statements.

TNR TECHNICAL, INC.

Statements of Cash Flows	(Unaudited)	(Unaudited)
For the six months ended December 31,	2007	2006

Cash flows from operating activities:
Net income	$371,795	$421,437
Adjustments to reconcile net income to net cash
provided by operating activities:
Deferred income taxes	(30,000)	20,000
Depreciation and amortization	17,177	20,745
Provision for doubtful accounts	35	4,200
Unrealized (gain) loss on investments	7,157	(28,846)
Gain on disposition of fixed assets	-0-	(6,792)

Changes in operating assets and liabilities:
Accounts receivable	276,791	231,275
Purchase of investments and accrued interest	(2,472,525)	(895,523)
Proceeds from disposition of investments	2,516,520	1,577,902
Inventories	(424,837)	(145,041)
Prepaid expenses and other assets	54,895	15,686
Accounts payable and accrued expenses	(131,937)	71,355
Deposits	(1,070)	-0-
Income taxes receivable/payable	493,606	(613,500)

Net cash provided by operating activities	677,607	672,898

Cash from investing activities:
Purchase of property and equipment	(8,603)	(3,554)
Proceeds from disposition of property and equipment	-0-	24,000

Net cash provided by (used in) investing activities	(8,603)	20,446

Cash flows from financing activities:
Tax effect on stock option exercise	-0-	428,000
Issuance of common stock	-0-	246,400

Net cash provided by financing activities	-0-	674,400

Increase in cash and cash equivalents	669,004	1,367,744

Cash and cash equivalents – beginning of period	694,019	522,151

Cash and cash equivalents – end of period	$1,363,023	1,889,895

Cash paid during the year for income taxes	$-0-	$197,600

TNR TECHNICAL, INC.

Notes to Financial Statements (Unaudited)

(1)	Presentation of Unaudited Financial Statements

The unaudited financial statements have been prepared in accordance with rules of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows, in conformity with generally accepted accounting principles.  The information furnished, in the opinion of management, reflects all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of and for the dates and periods presented herein. These unaudited financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-KSB for the year ended June 30, 2007 filed with the Securities and Exchange Commission (“SEC”).  The results of operations for the three and six months ended December 31, 2007 are not necessarily indicative of results which may be expected for any other interim period, or for the year as a whole.

(2)	Investments

Funds held in Certificates of Deposit were $1,574,734 at December 31, 2007.  The unrealized losses of the Company’s trading securities at December 31, 2007 are summarized as follows:

Trading Securities	Cost	Unrealized Losses	Fair Value
Fixed Income Funds	$50,000	$(8,240)	$41,760
Municipal Bonds	1,925,000	-0-	1,925,000
	$1,975,000	$(8,240)	$1,966,760

(3)	Inventories

Inventories consist of the following:

	December 31, 2007 (Unaudited)		June 30, 2007

Finished goods/work-in-progress		$51,961		$38,763

Purchased product and materials		1,687,384		1,275,860

Inventory reserve	$	(7,317)	$	(7,432)

		$1,732,028		$1,307,191

(4)	Income Taxes

The income tax provision for the six months ending December 31, 2007 and December 31, 2006 consists of the following:

	December 31, 2007	December 31, 2006
Current tax Expense
Federal	$169,000	$202,000
State	36,000	46,000
	205,000	248,000
Deferred Tax (Benefit)
Federal	(29,000)	16,500
State	(1,000)	3,500
	(30,000)	20,000
Total Income Tax Expense	$175,000	$268,000

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2007 and June 30, 2007 are:

Deferred tax assets:	December 31, 2007	June 30, 2007
Inventories	$64,000	$52,000
Allowance for doubtful accounts	5,000	5,000
Unrealized gains on investments	3,000	1,000
Stock options	14,000	14,000
Accrued paid time off	12,000	12,000
	$98,000	$84,000
Deferred tax liabilities:
Depreciation	(11,000)	(27,000)
Net deferred tax assets	$87,000	$57,000

Deferred tax assets and liabilities are presented in the accompanying balance sheets as follows:

Current deferred tax asset	83,000	70,000
Noncurrent deferred tax asset	4,000	-
Noncurrent deferred tax liability	-	(13,000)
	$87,000	$57,000

(5)	Newly Adopted Accounting Pronouncement

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

(6)	Recent Accounting Pronouncements

In December 2007, the FASB issued Statement No. 141 (revised), Business Combinations (SFAS No. 141(R)). The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company is currently evaluating the impact of the pending adoption of FAS 141(R) on its results of operations and financial condition.

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

In June 2007, the FASB ratified EITF Issue No. 07-03, "Accounting for Nonrefundable Advance Payments for Goods and Services Received for Use in Future Research and Development Activities." EITF 07-03 requires companies to defer nonrefundable advance payments for goods and services and to expense that advance payment as the goods are delivered or services are rendered. If the company does not expect to have the goods delivered or services performed, the advance should be expensed. EITF 07-03 is effective for fiscal years beginning after December 15, 2007. The Company does not expect EITF 07-03 to have an impact on its financial statements.

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

Effective January 1, 2006, we account for stock-based compensation expense in accordance with SFAS No. 123(R), Share-Based Payment (SFAS No. 123R). SFAS No. 123R supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25). Under SFAS No. 123R, stock-based compensation expense reflects the fair value of stock-based awards measured at the grant date, is recognized over the relevant service period, and is adjusted each period for anticipated forfeitures. We estimate the fair value of each stock-based award on the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model incorporates assumptions as to stock price volatility, the expected life of options, a risk-free interest rate and dividend yield. Many of these assumptions are highly subjective and require the exercise of management judgment. Our management must also apply judgment in developing an estimate of awards that may be forfeited. We did not record any stock based compensation expense for the six months ended December 31, 2007 and 2006.

•	Deferred Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized.  Management considers the projected future taxable income and tax planning strategies in making this assessment.  The Company believes that future earnings in addition to the amount of the taxable differences, which will reverse in future periods, will be sufficient to offset recorded deferred tax assets and, accordingly, a valuation allowance is not considered necessary at December 31, 2007 and June 30, 2007.

Results of Operations

Net sales for the three months ended December 31, 2007 decreased $93,944 to $2,057,099 from sales for the three months ended December 31, 2006 as customers continue to reduce purchasing in response to the slowing economy.  This decrease in sales during the second quarter contributed to the $212,715 decrease in sales for the six months ended December 31, 2007 as compared to the six months ended December 31, 2006.   The Company’s gross margin increased from 30.7% to 33.1% and from 31.3% to 33.5% for the three and six months ended December 31, 2006 and 2007, respectively, as anticipated cost increases continued to be passed on to customers.  During the past three years, no customer accounted for more than 10% of revenues.

Operating (selling, general and administrative) expenses increased $29,042 from $463,300 for the three months ended December 31, 2006 to $492,342 for the three months ended December 31, 2007 primarily as a result of increases in audit fees of $22,500 and advertising of $15,800 offset by a reduction in salaries and employee-related expense of $26,600.  The remaining increase is primarily related to increases in legal, computer consulting, rent, maintenance, telephone, and merchant fee expenses.    Operating expense when expressed as a percentage of sales increased from 21.5% for the three months ended December 31, 2006 to 23.9% for the three months ended December 31, 2007.

Operating (selling, general and administrative) expenses increased $111,586 from $904,277 for the six months ended December 31, 2006 to $1,015,863 for the six months ended December 31, 2007 primarily as a result of increases in audit fees of $51,000, advertising of $20,000, and office expense of $15,500. Operating expense when expressed as a percentage of sales increased from 19.5% for the six months ended December 31, 2006 to 23.0% for the six months ended December 31, 2007.

Interest and investment income decreased $58,368 for the six months ended December 31, 2007 as compared to the same period in 2006 as a result of a decline in interest rates and the fluctuations in the value of certain investments.

Income tax expense for the quarter ended December 31, 2007 was $91,000 as compared to $87,000 for the quarter ended December 31, 2006 and $268,000 for the six months ended December 31, 2007 as compared to $151,000 for the same period in the prior year. The financial statements were restated for the three and six months ended December 31, 2006 to reflect a correction of an error in recording the tax effect of an exercise of stock options. This restatement is reflected in the financial statements herein. The change in income tax expense for December 31, 2007 as compared to restated income tax expense for December 31, 2006 is mostly a result of change in taxable income.

Net income for the quarter ended December 31, 2007 was $151,905 as compared to $146,814 for the quarter ended December 31, 2006.  Net income for the six months ended December 31, 2007 was $371,795 as compared to $421,437 for the six months ended December 31, 2006.

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

Liquidity and Capital Resources

Working capital amounted to $6,613,158 at December 31, 2007 as compared to $6,250,859 at June 30, 2007.  Cash and investments amounted to $4,904,517 at December 31, 2007 as compared to $4,286,665 at June 30, 2007.  As more fully described in the statement of cash flows included in the Company’s financial statements elsewhere herein, net cash provided by operating activities for the six months ended December 31, 2007 amounted to $677,607.

During the six months ended December 31, 2007, cash flow provided by operating activities related to net income, proceeds from disposition of investments, the collection of accounts receivable and  a refund of an overpayment of tax obligations related to the previous fiscal year.  Net cash was used to purchase inventory and investments   In addition, prepayments for inventory resulted in an increase in prepaid expenses. Accounts payable and accrued expenses decreased primarily as a result of the payment of accrued bonuses.  Cash was used in investing activities to purchase property and equipment.

During the six months ended December 31, 2006, net cash flow provided by operations was related to proceeds associated with the disposition of investments, net income, and the collection of accounts receivable, offset by cash used to purchase investments.  Inventory levels, increased in order to meet demand, resulted in an increased accounts payable balance.  Accrued expenses decreased primarily due to the payment of fiscal 2006 accrued bonuses.  Changes in income taxes payable and income taxes receivable reflect both the payment of tax obligations related to the previous fiscal year, estimated taxes associated with the current period and recognition of additional refundable income taxes resulting from the exercise of outstanding stock options in December 2006.  Cash was provided by investing and financing activities through the disposition of property and equipment and the issuance of common stock resulting from the exercise of a portion of the Company’s outstanding stock options, respectively.

During the past two years, the Company’s liquidity needs have been satisfied from internal sources including cash from operations and amounts available from the Company’s working capital.  During fiscal 2008, management expects this trend to continue.  There are no material commitments for capital expenditures or any long-term credit arrangements as of December 31, 2007.

Lease Commitments

Future minimum rental payments associated with operating lease obligations are approximated as follows:

Year Ending June 30,

2008	$175,000
2009	105,000
2010	109,000
2011	104,000
$493,000

Total lease and rental expense approximated $91,000 and $87,000 for the six months ended December 31, 2007 and 2006, respectively. Lease expense associated with related parties amounted to approximately $54,000 and $52,000 for the six months ended December 31, 2007 and 2006, respectively.

Factors that may affect future results and market price of stock.

There are many factors which may impact our future operating results and the market price of our common stock.  These factors include but are not limited to: (a) changes in levels of competition from current competitors and potential new competition; (b) costs of acquiring inventory; (c) credit risk associated with our customers; (d) our ability to successfully recover in the event of a disaster; (e) the extent to which we cannot control our fixed and variable costs; (f) fluctuations in the market price of the raw materials related to our goods;  (g) general economic conditions in the markets in which we operate; (h) changing regulations relating to our corporate governance and public disclosure and risk of noncompliance; (i) the lack of an established trading market for our common stock and the other uncertainties which are described under “Risk Factors” in Item 1 of our Form 10-KSB for our fiscal year ended June 30, 2007.  The foregoing should not be construed as an exhaustive list of all factors.

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

Possible Ceasing of filing Reports under the Securities Exchange Act of 1934

The Company’s costs of being a reporting company, under the Securities Exchange Act of 1934 (the “Exchange Act”) were $124,863 for fiscal 2007, an increase of 53% over the comparable period of the prior fiscal year.  For fiscal 2007, these costs were about 9% of earnings before income tax.  Management of the Company is concerned about the substantial additional professional costs that it will incur as a reporting company.  The annual expense estimates of remaining a reporting company are $193,500 for fiscal 2008, $186,250 for fiscal 2009 and $248,250 for fiscal 2010, compounded by the additional time burden that will be placed on its limited accounting and administrative personnel. In particular, Section 404 of the Sarbanes-Oxley Act of 2002, management’s assessment of the effectiveness of internal controls over financial reporting will require compliance by the Company for its fiscal year ended June 30, 2008 and the auditor’s assessment of the effectiveness of internal controls for its fiscal year ended June 30, 2009.  The SEC has proposed a one-year extension for the auditor attestation requirement.  If this proposal is approved, we will not be required to acquire an auditor attestation until our fiscal year ending June 30, 2010 which is assumed in the above annual expense estimates. The Board of Directors of the Company reserves the right to file a Form 15 to cease being a reporting company under the Exchange Act in the event that it determines that the Company qualifies to file said form and in the event that the Board determines that the costs of remaining a reporting company outweigh the benefits of same. A decision to cease reporting by next July 2008 may be made at any time and would result in the removal of our common stock from trading on the OTC Bulletin Board where it currently trades sporadically.  If our common stock is removed from the OTC Bulletin Board, we would expect it to be available for quotation on the Pink Sheets, but with a possible decrease in liquidity.

Item 3:  Controls and Procedures

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

PART II - OTHER INFORMATION

Item 1.                      Legal Proceedings:                                                      None

Item 2.                      Unregistered Sale of Equity Securities and Use of Proceeds:

(a)	During the quarter ended December 31, 2007, there were no issuances or sales of unregistered securities.
(b)           Not applicable.
(c)	During the quarter ended December 31, 2007, there were no stock repurchases.

Item 3.                      Defaults Upon Senior Securities:                               Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.     On January 22, 2008, the stockholders of the Registrant at its Special Meeting in Lieu of an Annual Meeting re-elected to its Board of Directors Wayne Thaw, Mitchell Thaw, Jerrold Lazarus, Larry J. Kaczmarek, Anthony Guadagino and Patrick Hoscoe. Norman Thaw, the father of Wayne and Mitchell, elected not to stand for re-election and to retire from the Board. The voting tally for and against the directors was as follows:

	For	Withheld
Jerrold Lazarus	242,225	1,402
Wayne Thaw	242,255	1,372
Mitchell Thaw	242,255	1,372
Patrick Hoscoe	242,255	1,372
Larry Kaczmarek	242,653	972
Anthony Guadagnino	242,653	972

Item 5.                       Other Information:      On January 22, 2008, the Board of Directors re-elected Wayne Thaw as Chairman of the Board and Chief Executive Officer of TNR. The Board also re-elected Patrick Hoscoe to the position of Vice President. Anne Provost was elected Chief Financial Officer and Treasurer of TNR in place of Wayne Thaw and Secretary in place of Kathie Thaw. Ms. Provost has been employed by TNR for approximately 13 years and has served as TNR’s controller during that time period. She is currently scheduled to complete her Masters in Business Administration (beta gamma sigma) at the University of Central Florida and to graduate in May 2008. Previously, she received a Bachelor of Science in Business Administration with a concentration in accounting from the same University. TNR is currently paying Ms. Provost an annual salary of $95,000 plus bonuses at the discretion of the Board. Currently, TNR does not have an employment contract with her.

Item 6.                      Exhibits:

3	Certificate of Incorporation and Amendments thereto. (1)

3(A)	By-Laws. (1)

3(B)	February 1992 Certificate of Amendment to Certificate of Incorporation (2)

10	Lease Agreement dated January 17, 1996 by and between RKW Holding Ltd. and the Registrant (3)

10.1	Amended lease with RKW Holdings Ltd. (5)

11	Earnings per share. See Financial Statements

14.1	Code of Ethics and Code of Conduct (6)

31.1	Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certification (*)

31.2	Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certification (*)

32.1	Chief Executive Officer Section 1350 Certification (*)

32.2	Chief Financial Officer Section 1350 Certification (*)

99	1998 Incentive and Non-Statutory Stock Option Plan (4)

99.1	Amendment to 1998 Incentive and Non-Statutory Stock Option Plan (6)

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

TNR TECHNICAL, INC.

February 14, 2008	By:	/s/ Wayne Thaw
Wayne Thaw
President, Chief Executive,ExecutiveOfficer