Form 10KSB/A
period 2007-06-30
TNR TECHNICAL INC
filed 2008-04-25
CIK 723615

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-KSB/A

{X}	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OFTHE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended June 30, 2007

Commission File Number:  0-13011

                       TNR TECHNICAL, INC.
(Exact name of Registrant as specified in its charter)

New York	11-2565202
(State of jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

301 Central Park Drive, Sanford, Florida	32771
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(407) 321-3011

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

Table of Contents

EXPLANATORY NOTE

The Company is filing this 10-KSB/A for the year ended June 30, 2007 to amend Item 8 (a) Controls and Procedures. This amendment clarifies the conclusion reached by our Chief Executive Officer and Chief Financial Officer as to whether our disclosure controls and procedures are effective for our fiscal year ended June 30, 2007. On May 10, 2007, the Company’s Form 10-QSB for the quarter ended December 31, 2006 was amended to restate the financial statements to correct an internal accounting error related to the tax effect of stock options exercised in December 2006. Because of the accounting error, the Company’s current income tax expense was understated and net income was overstated for the three and six months ended December 31, 2006 by $428,000. In addition, the year-end tax provision lacked adequate review by management and resulted in a material adjustment for the year ended June 30, 2007. As a result, our Chief Executive Officer and Chief Financial Officer determined our disclosure controls and procedures were not effective in reporting, on a timely basis, information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act.
Item 8 (a). Controls and Procedures

Management has not yet completed, and is not yet required to have completed, its assessment of the effectiveness of internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rules 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective in reporting, on a timely basis, information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act, because of the material weakness in its internal control over financial reporting as of June 30, 2007, as described below. There have been no changes in the Company’s disclosure controls and procedures or in other factors that could affect the disclosure controls subsequent to the date the Company completed its evaluation, except as stated below.

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

The Company identified the following material weakness relating to internal controls over reporting on income taxes:

On May 10, 2007, the Company’s Form 10-QSB for the quarter ended December 31, 2006 was amended to restate the financial statements to correct an internal accounting error related to the tax effect of stock options exercised in December 2006. Because of the accounting error, the Company’s current income tax expense was understated and net income was overstated for three and six months ended December 31, 2006 by $428,000. In addition, the year-end tax provision lacked adequate review by management and resulted in a material adjustment for the year ended June 30, 2007.

Our disclosure controls and procedures now include retaining competent professional review to assist us in determining the tax effect of employee stock options and other timing differences between the book and tax basis of our assets and liabilities.

Item 13. Exhibits

3	Certificate of Incorporation and Amendments thereto. (1)

3(A)	By-Laws. (1)

3(B)	February 1992 Certificate of Amendment to Certificate of Incorporation (2)

10	Lease Agreement dated January 17, 1996 by and between RKW Holding Ltd. and the Registrant (3)

10.1	Amended lease with RKW Holdings Ltd. (5)

11	Earnings per share. See Financial Statements

14.1	Code of Ethics and Code of Conduct (6)

31.1	Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certification (*)

31.2	Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certification (*)

32	Chief Executive Officer and Chief Financial Officer Section 1350 Certification (**)

99	1998 Incentive and Non-Statutory Stock Option Plan (4)

99.1	Amendment to 1998 Incentive and Non-Statutory Stock Option Plan (6)
__________________

* Filed herewith.
** Previously filed.
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

TNR TECHNICAL, INC.

Dated: Sanford, Florida	By:	/s/ Wayne Thaw
April 25, 2008		Wayne Thaw, Chief Executive Officer
Title

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Anne Provost	Principal Financial and Accounting Officer	April 25, 2008
Anne Provost

Director
Jerrold Lazarus

/s/ Wayne Thaw	Chairman of the Board, Chief Executive Officer President	April 25, 2008
Wayne Thaw

/s/ Mitchell Thaw	Director	April 25, 2008
Mitchell Thaw

/s/ Patrick Hoscoe	Vice President and Director	April 25, 2008
Patrick Hoscoe

/s/ Larry J. Kaczmarek	Director	April 25, 2008
Larry J. Kaczmarek

/s/ Anthony Guadagnino	Director	April 25, 2008
Anthony Guadagnino

 Wayne Thaw, Mitchell Thaw, Patrick Hoscoe, Jerrold Lazarus, Larry Kaczmarek and Anthony Guadagnino represent all the members of the Board of Directors.

5