Form 10QSB
period 2008-03-31
TNR TECHNICAL INC
filed 2008-05-15
CIK 723615

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

 [X]             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2008
OR
 [  ]               TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF  THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number:  0-13011

TNR TECHNICAL, INC
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

307,795 Common Shares, $.02 par value were issued and outstanding at May 14, 2008.

TNR TECHNICAL, INC.

Item 1.  Financial Statements

TNR TECHNICAL, INC.
Balance Sheets

	(Unaudited)
	March 31, 2008	June 30, 2007
Assets
Current assets:
Cash and cash equivalents	$491,352	$694,019
Investments	4,545,496	3,592,646
Accounts receivable - trade, less allowance for doubtful
accounts of $12,242 and $12,275	664,221	806,050
Inventories, net	1,790,802	1,307,191
Prepaid expenses and other current assets	86,333	101,345
Income taxes receivable	-	292,500
Deferred tax assets, current portion	169,000	160,000
Total current assets	$7,747,204	$6,953,751

Property and equipment, net of accumulated
depreciation and amortization	99,613	92,776

Long term deferred tax assets	14,000	8,000

Deposits	17,430	16,360

Total assets	$7,878,247	$7,070,887

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$387,557	$367,090
Customer Deposits	42,160	-
Accrued Expenses	316,605	356,802
Income taxes payable	267,705	-

Total current liabilities	1,014,027	723,892

Shareholders’ equity:
Common stock - $.02 par value, authorized 500,000 shares;
issued and outstanding 307,795 shares	7,207	7,207
Additional paid-in capital	3,405,001	3,405,001
Retained earnings	3,855,837	3,338,612
Treasury stock, at cost, 52,536 shares	(403,825)	(403,825)

Total shareholders’ equity	$6,864,220	$6,346,995

	$7,878,247	$7,070,887

See accompanying notes to financial statements.

TNR TECHNICAL, INC.
Statements of Income

	(Unaudited)		(Unaudited)
	For the three months ending March 31,		For the nine months ending March 31,
	2008	2007	2008	2007

Revenue:
Net sales	$2,354,636	2,463,274	$6,775,911	7,097,263

Cost of goods sold	1,623,855	1,639,569	4,565,861	4,821,604
Gross margin	730,781	823,705	2,210,050	2,275,659

Selling, general and administrative	525,155	519,254	1,541,018	1,423,531

Operating income	205,626	304,451	669,032	852,128

Other income:
Interest income	38,033	38,815	128,075	134,415
Investment gains (loss), net	3,771	5,677	(2,882)	51,835

Total other income	41,804	44,492	125,193	186,250

Income before income taxes	247,430	348,943	794,225	1,038,378

Provision for income taxes	(102,000)	(112,000)	(277,000)	(403,000)

Net income	$145,430	$236,943	$517,225	$635,378

Basic earnings per share	$0.47	$0.77	$1.68	$2.26

Diluted earnings per share	$0.47	$0.75	$1.66	$2.19

Weighted average number of shares outstanding - basic	307,795	307,795	307,795	281,128

Weighted average number of shares outstanding - diluted	311,903	316,469	311,759	289,607

See accompanying notes to financial statements.

TNR TECHNICAL, INC.
Statements of Cash Flows
For the nine months ended March 31,

	(Unaudited)	(Unaudited)
	2008	2007

Cash flows from operating activities:
Net income	$517,225	$635,378
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Non-cash current and deferred income tax expense	(126,000)	403,000
Depreciation and amortization	27,832	31,117
Provision for doubtful accounts	(33)	6,915
Unrealized (gain) loss on investments	3,370	(25,960)
Gain on disposition of fixed assets	-	(10,234)
Tax effect of stock option exercise	-	(428,000)

Changes in operating assets and liabilities:
Accounts receivable	141,862	86,986
Purchase of investments and accrued interest	(10,633,740)	(1,267,717)
Proceeds from disposition of investments	9,677,520	1,576,668
Inventories	(483,611)	113,280
Prepaid expenses and other assets	15,012	(18,164)
Accounts payable, accrued expenses, customer deposits	22,430	177,962
Deposits	(1,070)	-
Income taxes receivable/payable	671,205	(566,499)
Net cash provided (used in) by operating activities	(167,998)	714,732

Cash from investing activities:
Purchase of property and equipment	(34,669)	(3,554)
Proceeds from disposition of property and equipment	-	24,000
Net cash provided by (used in) investing activities	(34,669)	20,446

Cash flows from financing activities:
Dividend payments	-	(1,468,352)
Tax effect on stock option exercise	-	428,000
Issuance of Common Stock	-	246,400
Net cash used in financing activities	-	(793,952)

Decrease in cash and cash equivalents	(202,667)	(58,774)

Cash and cash equivalents – beginning of period	694,019	522,151

Cash and cash equivalents – end of period	$491,352	$463,377

Cash paid during the year for income taxes	$60,675	$337,024

See accompanying notes to financial statements.

TNR TECHNICAL, INC.

Notes to Financial Statements (Unaudited)

(1)   Presentation of Unaudited Financial Statements

The unaudited financial statements have been prepared in accordance with rules of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows, in conformity with generally accepted accounting principles.  The information furnished, in the opinion of management, reflects all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of and for the dates and periods presented herein. These unaudited financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-KSB for the year ended June 30, 2007 filed with the Securities and Exchange Commission (“SEC”).  The results of operations for the three and nine months ended March 31, 2008 are not necessarily indicative of results which may be expected for any other interim period, or for the year as a whole.

(2)   Investments

Funds held in Certificates of Deposit were $2,095,848 at March 31, 2008.  The unrealized losses of the Company’s trading securities at March 31, 2008 are summarized as follows:

Trading Securities	Cost	Unrealized Losses	Fair Value
Fixed Income Funds	$50,000	$(5,800)	$44,200
Municipal Bonds	250,000	-0-	250,000
Treasury Bills	2,157,000	(1,552)	2,155,448
	$2,457,000	$(7,352)	$2,449,648

(3)   Inventories

Inventories consist of the following:

	(Unaudited) March 31, 2008		June 30, 2007

Finished goods/work-in-progress		$65,311		$38,763

Purchased product and materials		1,731,373		1,275,860

Inventory reserve	$	(5,882)	$	(7,432)

		$1,790,802		$1,307,191

(4)   Income Taxes

The income tax provision for the nine months ending March 31, 2008 and March 31, 2007 consists of the following:

	2008	2007
Current tax expense
Federal	$345,000	$379,000
State	58,000	27,000
	$403,000	406,000
Deferred tax (benefit)
Federal	(103,000)	(2,000)
State	(23,000)	(1,000)
	(126,000)	(3,000
Total income tax expense	$277,000	$403,000

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at March 31, 2008 and June 30, 2007 are:

Deferred tax assets:	March 31, 2008	June 30, 2007
Inventories	$65,000	$54,000
Allowance for doubtful accounts	5,000	5,000
Capital loss carryforwards on investments	89,000	89,000
Stock options	14,000	14,000
Accrued paid time off	11,000	13,000
	$184,000	$175,000
Deferred tax liabilities:
Depreciation	(1,000)	(7,000)
Net deferred tax assets	$183,000	$168,000

Deferred tax assets and liabilities are presented in the accompanying balance sheets as follows:

Current deferred tax asset	169,000	160,000
Noncurrent deferred tax asset	14,000	8,000

	$183,000	$168,000

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

In February 2008, the FASB issued FASB Staff Position 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP 157-1”). FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope. In addition, on February 12, 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157, which amends SFAS 157 by delaying its effective date by one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. This pronouncement was effective upon issuance. On July 1, 2009, SFAS 157 will be applied to all other fair value measurements for which the application was deferred under FSP FAS 157-2. The Company has not yet determined the impact, if any, SFAS 157 will have in relation to non-financial assets and liabilities on its financial statements.

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

(7)   Reclassification

Certain items in the financial statements of the prior period have been reclassified to conform to current period classification.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

The information contained in this Form 10-QSB is intended to update the information contained in the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2007 and such information presumes that readers have access to, and will have read the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-KSB and other Company filings.

This quarterly report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended and the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. You should not place undue reliance upon those statements as they are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include statements regarding our plans, objectives, goals, strategies, future events, capital expenditures, future results, our competitive strengths, our business strategy, our industry trends and other statements regarding matters that are not historical facts. These statements often include words such as “may,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are based on assumptions that we have made in light of our industry experience as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this report on Form 10-QSB, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. These factors include but are not limited to: (a) changes in levels of competition from current competitors and potential new competition; (b) costs of acquiring inventory; (c) credit risk associated with our customers; (d) our ability to successfully recover in the event of a disaster; (e) the extent to which we cannot control our fixed and variable costs; (f) fluctuations in the market price of the raw materials related to our goods;  (g) general economic conditions in the markets in which we operate; and (h) the other uncertainties which are described under “Risk Factors” in Item 1 of our Form 10-KSB, as amended, for the year ended June 30, 2007.  The foregoing should not be construed as an exhaustive list of all factors that could cause actual results to differ materially from those expressed in forward-looking statements made by us.  All forward-looking statements included in this document are made as of the date hereof, based on information available to the Company on the date thereof, and the Company assumes no obligation to update any forward-looking statements.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of financial statements requires management to make estimates and disclosures on the date of the financial statements. On an on-going basis, we evaluate our estimates including, but not limited to, those related to allowance for trade receivables, reserve on inventories, and valuation of deferred taxes. We use authoritative pronouncements, historical experience and other assumptions as the basis for making judgments. Actual results could differ from those estimates. We believe that the following critical accounting policies affect our more significant judgments and estimates in the preparation of our financial statements.

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

Inventories are stated at lower of cost (first-in, first-out), or market. The reserve consists of component items purchased for use in assembling battery packs for specific customers who now purchase directly from China.  These specialty parts have been placed in reserve as the Company has no current buyer for them.

•	Deferred Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized.  Management considers the projected future taxable income and tax planning strategies in making this assessment.  The Company believes that future earnings in addition to the amount of the taxable differences, which will reverse in future periods, will be sufficient to offset recorded deferred tax assets and, accordingly, a valuation allowance is not considered necessary at March 31, 2008 and June 30, 2007.

Results of Operations

Net sales for the three months ended March 31, 2008 decreased $108,638 to $2,354,636 from sales for the three months ended March 31, 2007 as customers continue to reduce purchasing in response to the slowing economy.  This decrease in sales during the third quarter contributed to the $321,352 decrease in sales for the nine months ended March 31, 2008 as compared to the nine months ended March 31, 2007.  The Company’s gross margin decreased from 33.4% for the quarter ended March 31, 2007 to 31.0% for the quarter ended March 31, 2008 and increased from 32.1% for the nine months ended March 31, 2007 and 32.6% for the nine months ended March 31, 2008, as lower cost inventory sold out and  recent  cost increases  were not passed on to customers . During the past three years, no customer accounted for more than 10% of revenues.

Operating (selling, general and administrative) expenses increased $5,901 from $519,254 for the three months ended March 31, 2007 to $525,155 for the three months ended March 31, 2008 as a result of increases in audit fees and legal expenses.  Operating expense when expressed as a percentage of sales increased from 21.1% for the three months ended March 31, 2007 to 22.3% for the three months ended March 31, 2008.  Operating expenses increased $117,487 from $1,423,531 for the nine months ended March 31, 2007 to $1,541,018 for the nine months ended March 31, 2008 primarily as a result of increases in audit fees, advertising, rent, office expense and legal fees.  Operating expense when expressed as a percentage of sales increased from 20.1% for the nine months ended March 31, 2007 to 22.7% for the nine months ended March 31, 2008.

Interest and investment income decreased $61,057 for the nine months ended March 31, 2008 as compared to the same period in 2007 as a result of a decline in interest rates and the fluctuations in the value of certain investments.

Income tax expense for the three and nine months ended March 31, 2008 decreased $10,000 and $126,000, respectively, over the same periods in 2007 due to a reduction of income before income taxes.

Recent Trends

Competition in wholesale distribution of batteries is increasing as offshore and U.S. manufacturers sell directly to customers competing with distributors for the same market.  Despite increased competition, new battery companies have entered the market offering lower prices, and selling directly to the end-user via web-based operations.  In addition, Chinese manufacturers have by-passed the manufacturer distributor relationship, selling direct to the reseller and/or consumer small quantities at low prices.  This, combined with the expansion of local battery franchises in cities throughout the USA, has increased the level of competition in the battery market. As a result, we are experiencing continued pressure on our sales and gross margins.

Liquidity and Capital Resources

Working capital amounted to $6,733,177 at March 31, 2008 as compared to $6,229,859 at June 30, 2007.  Cash and investments amounted to $5,036,848 at March 31, 2008 as compared to $4,286,665 at June 30, 2007.  As more fully described in the statement of cash flows included in the Company’s financial statements herein, net cash used in operating activities for the nine months ended March 31, 2008 amounted to $167,998.

During the nine months ended March 31, 2008, cash was used to purchase investments and inventory.  Cash flow provided by operating activities related to net income, proceeds from disposition of investments, and the collection of accounts receivable.  Additionally, changes in income taxes payable and income taxes receivable reflect estimated taxes associated with the current period and recognition of additional refundable income taxes from the previous year. Cash was used in investing activities to purchase property and equipment.

During the nine months ended March 31, 2007, cash flow provided by operations resulted primarily from proceeds associated with the disposition of investments, the Company’s net income, and decreased accounts receivable.  In addition, longer lead times decreased overall inventory levels, as did management’s decision to reduce stocking levels on lead acid products which resulted in a decline in inventory.  Accounts payable and accrued expenses increased primarily as a result of bonus accruals and timing of payments to vendors.  Cash used in operations resulted primarily from the purchase of investments and a reduction in income taxes payable and increase in income taxes receivable reflecting both the payment of tax obligations related to the previous fiscal year and estimated taxes associated with the current period.

During the past two years, the Company’s liquidity needs have been satisfied from internal sources including cash from operations and amounts available from the Company’s working capital.  During fiscal 2008, management expects this trend to continue.  There are no material commitments for capital expenditures or any long-term credit arrangements as of March 31, 2008.

Lease Commitments

Future minimum rental payments associated with operating lease obligations are approximated as follows:

Year Ending June 30,

2008	$175,000
2009	105,000
2010	109,000
2011	104,000
$493,000

Total lease and rental expense approximated $152,000 and $139,000 for the nine months ended March 31, 2008 and 2007, respectively.  Lease expense associated with related parties (RKW Holdings, LTD owned by President and CEO Wayne Thaw) amounted to approximately $91,000 and $86,000 for the nine months ended March 31, 2008 and 2007, respectively.

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

In February 2008, the FASB issued FASB Staff Position 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP 157-1”). FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope. In addition, on February 12, 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157, which amends SFAS 157 by delaying its effective date by one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. This pronouncement was effective upon issuance. On July 1, 2009, SFAS 157 will be applied to all other fair value measurements for which the application was deferred under FSP FAS 157-2. The Company has not yet determined the impact, if any, SFAS 157 will have in relation to non-financial assets and liabilities on its financial statements.

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

There are many factors which may impact our future operating results and the market price of our common stock.  These factors include but are not limited to: (a) changes in levels of competition from current competitors and potential new competition; (b) costs of acquiring inventory; (c) credit risk associated with our customers; (d) our ability to successfully recover in the event of a disaster; (e) the extent to which we cannot control our fixed and variable costs; (f) fluctuations in the market price of the raw materials related to our goods;  (g) general economic conditions in the markets in which we operate; (h) changing regulations relating to our corporate governance and public disclosure and risk of noncompliance; (i) the lack of an established trading market for our common stock and the other uncertainties which are described under “Risk Factors” in Item 1 of our Form 10-KSB, as amended, for our fiscal year ended June 30, 2007.  The foregoing should not be construed as an exhaustive list of all factors.

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

Possible Ceasing of Filing Reports under the Securities Exchange Act of 1934

The Company’s costs of being a reporting company, under the Securities Exchange Act of 1934 (the “Exchange Act”) were $124,863 for fiscal 2007, an increase of 53% over the comparable period of the prior fiscal year.  For fiscal 2007, these costs were about 9% of earnings before income tax.  Management of the Company is concerned about the substantial additional professional costs that it will incur as a reporting company.  In particular, Section 404 of the Sarbanes-Oxley Act of 2002, management’s assessment of the effectiveness of internal controls over financial reporting will require compliance by the Company for its fiscal year ended June 30, 2008 and the auditor’s assessment of the effectiveness of internal controls for fiscal years ending June 30, 2010 and thereafter.  A meeting of the Board of Directors is scheduled for May 16, 2008, to determine whether or not it is in the best interest of the Company’s stockholders to suspend our duty to file reports. In this regard, the Board of Directors of the Company reserves the right to file a Form 15 with the Securities and Exchange Commission in the month of July 2008 to cease being a reporting company under the Exchange Act, which would result in the removal of the Company’s Common Stock from the OTC Bulletin Board where it currently trades sporadically.  If our common stock is removed from the OTC Bulletin Board, we would expect it to be available for quotation in the Pink Sheets, but with a possible decrease in liquidity.

Item 3:  Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of March 31, 2008 in reporting on a timely basis information required to be disclosed by us in the reports we file or submit under the Exchange Act because of material weaknesses relating to internal controls as described in Item 8(a) of the Company’s Form 10-KSB for the year ended June 30, 2007.

During the fiscal quarter ended March 31, 2008, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  However, management has concluded that the material weaknesses in internal control relating to income taxes as described in Item 8(a) of the Company’s Form 10-KSB for the year ended June 30, 2007, have not been fully remediated. During the quarter ended March 31, 2008, management made some progress on income taxes. However, certain aspects of the weaknesses reported are still in the remediation process and continue to constitute material weaknesses. Management is committed to finalizing its remediation action plan and implementing the necessary enhancements to its policies and procedures to fully remediate the material weaknesses described above.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings:

None

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds:

(a)	During the quarter ended March 31, 2008, there were no issuances or sales of unregistered securities.
(b)           Not applicable.
(c)	During the quarter ended March 31, 2008, there were no stock repurchases.

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

Item 5. Other Information:  On January 22, 2008, the Board of Directors re-elected Wayne Thaw as Chairman of the Board and Chief Executive Officer of TNR. The Board also re-elected Patrick Hoscoe to the position of Vice President. Anne Provost was elected Chief Financial Officer and Treasurer of TNR in place of Wayne Thaw and Secretary in place of Kathie Thaw. Ms. Provost has been employed by TNR for approximately 13 years and has served as TNR’s controller during that time period and has both her Masters in Business Administration (Beta Gamma Sigma) and Bachelor of Science in Business Administration, with a concentration in accounting, from the University of Central Florida. TNR is currently paying Ms. Provost an annual salary of $95,000 plus bonuses at the discretion of the Board. Currently, TNR does not have an employment contract with her.

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

TNR TECHNICAL, INC. (Registrant)

Dated: May 15, 2008	By:	/s/ Wayne Thaw
Wayne Thaw
President, Chief Executive Officer

Dated: May 15, 2008	By:	/s/ Anne Provost
Anne Provost
Principal Accounting and Chief Financial Officer